Form 10-Q
period 1995-09-30
BIOPOOL INTERNATIONAL INC
filed 1995-11-09
CIK 830736

_______________________________________________________________________
_________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

          /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACT OF 1934

          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1995
         ___________________________________________________________

                        COMMISSION FILE NUMBER 0-17714
         ___________________________________________________________

                         BIOPOOL INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                 58-1729436
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


     6025 Nicolle Street
     Ventura, California                              93003
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  805-654-0643

   _______________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Outstanding at September 30, 1995, Common Stock, $.01 par value per share, 7,929,096 shares.
  _______________________________________________________________________
  _______________________________________________________________________

                         BIOPOOL INTERNATIONAL, INC.

                              TABLE OF CONTENTS

                                                               Page
PART I.      FINANCIAL INFORMATION

   Item 1-   Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             September 30, 1995 and December 31, 1994           3

             Consolidated Statements of Income for the
             Three-Month and Nine-Month Periods Ending
             September 30, 1995 and 1994                        5

             Consolidated Statements of Cash Flows for
             the Three-Month and Nine-Month Periods
             Ending September 31, 1995 and 1994                 6

             Notes to Consolidated Financial Statements         7

   Item 2-   Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

PART II.     OTHER INFORMATION

   Item 1-   Legal Proceedings                                  10

   Item 2-   Changes in Securities
             Not Applicable

   Item 3-   Defaults upon Senior Securities
             Not Applicable

   Item 4-   Submission of Matters to a Vote of Security
             Holders
             Not Applicable

   Item 5-   Other Information
             Not Applicable

   Item 6-   a) No Exhibits

             b) The Company did not file any reports on
                Form 8-K during the nine months ended
                September 30, 1995.


SIGNATURES                                                      11

                           BIOPOOL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                      September 30,     December 31,
                                          1995              1994
                                       (Unaudited)
_______________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $  1,678,724    $   1,841,475
  Accounts receivable, net of
    allowance for doubtful
    accounts (1995 - $5,885,
    1994 - $10,445)                      1,127,446          875,978
  Inventories                            1,958,597        1,528,696
  Prepaid expenses and other
    current assets                         369,154          109,939
_______________________________________________________________________

TOTAL CURRENT ASSETS                     5,133,921        4,356,088
_______________________________________________________________________

PROPERTY AND EQUIPMENT                   3,320,173        2,480,480
  Less accumulated depreciation
    and amortization                    (1,575,422)      (1,309,787)
_______________________________________________________________________

PROPERTY AND EQUIPMENT, NET              1,744,751        1,170,693
_______________________________________________________________________

OTHER ASSETS
  Patent application costs, net            148,827          141,180
  Excess of cost over net assets
    of acquired companies, net             684,351          725,646
  Other assets                             309,079           65,055
_______________________________________________________________________

TOTAL OTHER ASSETS                       1,142,257          913,881
_______________________________________________________________________

TOTAL ASSETS                          $  8,020,929    $   6,458,662
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                        BIOPOOL INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (continued)

                                      September 30,      December 31,
                                           1995              1994
                                       (Unaudited)
_________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank borrowings                     $     26,087              ---
  Accounts payable                         256,560    $     218,056
  Accrued wages and benefits               178,567          213,026
  Accrued professional fees                590,502           78,070
  Accrued interest                           2,061            2,892
  Accrued expenses                          95,919           40,312
  Income taxes payable                      49,255           59,133
  Current portion of long-term debt        150,060           68,984
  Amount due to officer                        ---           10,634
_______________________________________________________________________

TOTAL CURRENT LIABILITIES                1,349,011          691,107
_______________________________________________________________________

LONG-TERM DEBT, NET                        557,912          193,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
     50,000,000 shares authorized;
     9,421,875 and 9,386,145 shares
     issued and outstanding at
     September 30, 1995 and December
     31, 1994 (less 1,492,779 shares
     held in treasury), respectively        93,861           93,861
  Additional paid-in capital             9,488,606        9,488,606
  Accumulated deficit                   (3,519,077)      (3,953,979)
  Cumulative foreign currency
     translation adjustment                 50,616          (54,171)
________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY               6,114,006        5,574,317
_______________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $  8,020,929    $   6,458,662
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                        BIOPOOL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                         Three months ending     Nine months ending
                            September 30,           September 30,
                          1995        1994        1995        1994
_________________________________________________________________________
SALES                $ 1,659,511  $1,363,385  $ 4,977,749  $4,058,124
_______________________________________________________________________

COSTS AND EXPENSES
  Cost of sales          828,424     659,268    2,434,455   1,799,738
  Selling, general,
   and administrative    787,066     547,316    1,881,275   1,617,988
  Research and devel-
   opment                 37,736      17,354      159,701      89,309
________________________________________________________________________

TOTAL COSTS AND
  EXPENSES             1,653,226   1,223,938    4,475,431   3,507,035
_______________________________________________________________________

OPERATING INCOME           6,285     139,447      502,318     551,089
_______________________________________________________________________

OTHER INCOME (EXPENSE)
  Interest income         21,231      15,389       61,433      41,129
  Interest expense       (20,461)     (3,724)     (37,444)    (38,777)
  Gain (loss) on dis-
   posal of assets           999         ---         (346)     26,518
  Other                   30,458      14,996       40,254      28,224
________________________________________________________________________

TOTAL OTHER INCOME
  (EXPENSE)               32,227      26,661       63,897      57,094
________________________________________________________________________

INCOME BEFORE TAXES       38,512     166,108      566,215     608,183
INCOME TAXES              40,972       6,737      131,313      58,985
_______________________________________________________________________

NET INCOME (LOSS)    $    (2,460) $  159,371  $   434,902  $  549,198
_________________________________________________________________________
________________________________________________________________________

NET INCOME PER SHARE $       ---  $      .02  $       .06  $      .07
_______________________________________________________________________
_______________________________________________________________________

                           BIOPOOL INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Nine months ended September 30,
                                                  1995           1994
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $   434,902     $   549,198
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                  328,699         235,700
   (Gain) loss on disposal of assets                  346         (26,518)
  Changes in operating assets and liabilities:
   Accounts receivable                           (251,468)       (255,347)
   Inventories                                   (429,901)        (22,795)
   Prepaid expenses and other assets             (200,966)       (113,704)
   Refundable income taxes                        (58,249)         18,089
   Accounts payable                                38,504         (11,265)
   Accrued expenses                               532,749        (100,534)
   Income taxes payable                            (9,878)         42,824
   Amount due to officer                          (10,634)         (1,859)
___________________________________________________________________________

CASH PROVIDED BY OPERATING ACTIVITIES             374,104         313,789
___________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to patent application costs           (17,861)        (51,985)
  Additions to property and equipment            (854,295)       (453,791)
  Proceeds from disposal of assets                  2,701          31,598
  Other assets                                   (244,024)         17,028
___________________________________________________________________________

CASH USED IN INVESTING ACTIVITIES              (1,113,479)       (457,150)
___________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                            26,087          90,330
  Repayment of long-term debt                     (74,992)       (473,803)
  Issuance of long-term debt                      520,742         227,100
  Issuance of common stock                            ---           7,600
___________________________________________________________________________

CASH PROVIDED BY FINANCING ACTIVITIES             471,837        (148,773)
  Effect of exchange rates                        104,787         107,035
___________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                  (162,751)       (185,099)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                        1,841,475       1,707,141
___________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 1,678,724     $ 1,522,042
___________________________________________________________________________

                                     6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 is not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   INVENTORIES

Inventories consist of the following:

                                       September 30,    December 31,
                                           1995             1994

  Raw materials                       $    602,017     $   448,318
  Work in process                          830,905         643,813
  Finished products                        525,675         436,565
                                      _____________    ____________

                                      $  1,958,597     $ 1,528,696
                                      _____________    ____________
                                      _____________    ____________

3.   NET INCOME PER SHARE

The net income per common share is based on the average number of common shares outstanding during each year (1995 - 7,897,336; 1994 - 7,871,144).
The exercise of outstanding options would have an antidilutive effect on earnings per share.

4.   RECLASSIFICATIONS

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased by $296,126, or 22%, to $1,659,511 for the three-month period ended September 30, 1995 and increased by $919,625, or 23%, to $4,977,749 for the nine months ended September 30, 1995, compared to the corresponding periods in 1994. Sales increased generally throughout all product areas and included enhanced sales to certain key OEM accounts.

During the nine-month period ended September 30, 1995, one customer accounted for 11% of sales, and, for the three-month period ended
September 30, 1995, two customers accounted for 23% of sales.

Cost of sales, as a percent of sales, increased by 5%, from 44% to 49%, for the nine-month period ended September 30, 1995 compared to the corresponding period in 1994. This increase was due primarily to a shift in the product mix sold during the period from slightly lower cost products to slightly higher cost products and does not, in the opinion of management, reflect a significant trend toward higher cost of sales.

Selling, general and administrative expenses ("SG&A"), increased approximately $263,000, or 16%, over the corresponding nine-month period in 1994. This increase is the result of dramatically increased professional fees incurred by the Company in connection with its litigation with Medical Analysis Systems, Inc. (see "LEGAL PROCEEDINGS"). The case is currently scheduled for trial on November 20, 1995; consequently, management expects to cease incurring such expenses prior to the end of the fourth quarter. The Company is currently recording its legal fees in connection with the litigation net of expected insurance reimbursement. Through September 30, 1995, the Company has recorded legal expenses of $230,000, which amount is net of approximately $371,000 in insurance proceeds actually received or expected to be received from the Company's general liability insurance carrier, Golden Eagle Insurance Co. The Company has also tendered a claim under its D & O insurance policy, which management believes may result in further insurance reimbursement. Golden Eagle is currently reimbursing legal expenses under a reservation of its rights, and has filed an action for declaratory relief against the Company asserting that it is not liable to defend the Company under its insurance policy. Although management believes that Golden Eagle is obligated to pay all of its legal expenses under the policy (which include amounts in excess of those which Golden Eagle is currently paying), the outcome of the declaratory relief action cannot be ascertained at this time.

The Company incurred a minor loss of $2,460 in the third quarter of 1995 versus a profit of $159,371 in the same period in 1994, and net income decreased 21%, from $549,198 to $434,902, for the corresponding nine-month periods ended September 30, 1994 and 1995, respectively. This was largely due to the significant professional fees noted above. Had the

Company not incurred the expenses associated with the litigation, it would have had net income for the three-month period of $192,000.

During the nine-month period ended September 30, 1995, the Company received approval from the U.S. FDA, by way of 510(k) Pre-market
Notification, to market eight new products; namely, a diagnostic kit for the detection of von Willebrands disease by electroimmunodiffusion, an alpha-2-antiplasmin test kit, a multi-analyte drugs-of-abuse control, and five new clinical chemistry reagents.


LIQUIDITY AND SOURCES OF CAPITAL

At September 30, 1995, the Company had cash and cash equivalents of approximately $1,679,000 and unused lines of credit of approximately $676,000.

Cash flows from operating activities were $374,104 for the nine months ended September 30, 1995, an increase of approximately $60,315, or 19%, over the same period in 1994. This increase was primarily due to an increase in accrued expenses offset by an increase in inventories. In addition, the Company expects to incur significant additional professional fees in the fourth quarter as the lawsuit proceeds to trial.

The Company believes that its current capital resources, including existing cash and access to available lines of credit together with funds generated from operations, should be sufficient to meet the Company's operating requirements through the remainder of 1995.

                                    PART II



ITEM 1. LEGAL PROCEEDINGS

   On November 30, 1994, a complaint was filed in Ventura County Superior Court against the Company and two of its employees by Medical Analysis Systems, Inc., alleging misappropriation of certain trade secrets, unfair competition, interference with prospective economic advantage and other tort- and contract-based claims. On January 4, 1995, the Company filed a cross complaint in the action alleging defamation, unfair competition and interference with economic advantage. The lawsuit is currently scheduled to go to trial in November 1995. Although the ultimate outcome of this suit cannot be ascertained at this time and liabilities of indeterminate amounts may be imposed upon the Company, it is the opinion of management, based on information currently available, that the allegations are without merit and that the resolution of this suit will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

   On June 22, 1995, a complaint was filed in Ventura County Superior Court against the Company by Golden Eagle Insurance Co. for declaratory relief as to its rights under the Company's general liability insurance policy with respect to the Medical Analysis Systems, Inc., litigation, and for reimbursement of all defense costs paid by Golden Eagle in connection with that action to date. The outcome of this action cannot be ascertained at this time. In the event that the Company is required to repay the costs of defense to date, it will likely be required to record additional SG&A expense, and the impact on the Company's consolidated financial position and results of operation could be material.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 7, 1995             BIOPOOL INTERNATIONAL, INC.
        ___________________           ___________________________

                                      (Registrant)





                                      Michael D. Bick, Ph.D.
                                      ___________________________

                                      Michael D. Bick, Ph.D.
                                      Chief Executive Officer and
                                      Chairman of the Board





                                      Jeffrey C. Hass
                                      ___________________________

                                      Jeffrey C. Hass
                                      Secretary and Director of Finance