Form 10-Q/A
period 1995-09-30
BIOPOOL INTERNATIONAL INC
filed 1996-01-04
CIK 830736

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

                           BIOPOOL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                      September 30,     December 31,
                                          1995              1994
                                       (Unaudited)
_______________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $  1,678,724    $   1,841,475
  Accounts receivable, net of
    allowance for doubtful
    accounts (1995 - $5,885,
    1994 - $10,445)                      1,127,446          875,978
  Inventories                            1,958,597        1,528,696
  Prepaid expenses and other
    current assets                         369,154          109,939
_______________________________________________________________________

TOTAL CURRENT ASSETS                     5,133,921        4,356,088
_______________________________________________________________________

PROPERTY AND EQUIPMENT                   3,320,173        2,480,480
  Less accumulated depreciation
    and amortization                    (1,575,422)      (1,309,787)
_______________________________________________________________________

PROPERTY AND EQUIPMENT, NET              1,744,751        1,170,693
_______________________________________________________________________

OTHER ASSETS
  Patent application costs, net            148,827          141,180
  Excess of cost over net assets
    of acquired companies, net             684,351          725,646
  Other assets                             309,079           65,055
_______________________________________________________________________

TOTAL OTHER ASSETS                       1,142,257          931,881
_______________________________________________________________________

TOTAL ASSETS                          $  8,020,929    $   6,458,662
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