Form 10-K
period 1995-12-31
BIOPOOL INTERNATIONAL INC
filed 1996-03-25
CIK 830736

____________________________________________________________________
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1995

                    COMMISSION FILE NUMBER 0-17714

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

      Registrant's telephone number including area code (805) 654-0643

      Securities registered pursuant to section 12(b) of the Act: None

         Securities registered pursuant to section 12(g) of the Act:

      Title of each class                      Name of each exchange
                                                on which registered
Common Stock, par value $.01 per share                NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES [X]            NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     [ ]

The aggregate market value of Biopool International, Inc. Common
Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on March 14, 1996, was $10,781,683.

Number of shares of Common Stock of Biopool International, Inc., $.01 par value, issued and outstanding as of December 31, 1995:
7,935,751. Portions of Registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference in
Part III of this Annual Report.
_______________________________________________________________________

                           INDEX TO ANNUAL REPORT
                                ON FORM 10-K


PART I                                                      Page
                                                            ____

Item 1.       Business.                                         3

Item 2.       Properties.                                      12

Item 3.       Legal Proceedings.                               13

Item 4.       Submission of Matters to a Vote
              of Security-Holders.                             13

PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters.                 14

Item 6.       Selected Financial Data.                         14

Item 7.       Management's Discussion and Analysis of
              Results of Operations.                           16

Item 8.       Financial Statements and Supplementary Data.     19

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.          19

PART III

Item 10.      Directors and Executive Officers of the
              Registrant.                                      20

Item 11.      Executive Compensation.                          20

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management.                           20

Item 13.      Certain Relationships and Related Trans-
              actions.                                         20

PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.                         21

Signatures

                                   PART I

ITEM 1. BUSINESS

   Biopool International, Inc. (which, together with its subsi-diaries, is herein referred to as the "Company" or "Biopool") is engaged in the research, development, manufacture, and marketing of in vitro diagnostic products, which are sold on a worldwide basis to hospitals, clinical laboratories, and research institutions.

   Biopool, headquartered in Ventura, California, was incorporated in Delaware in 1987 and currently maintains three wholly-owned operating subsidiaries, each of which carries on research, manu-facturing, and sales and marketing activities:

  - Biopool AB ("Biopool Sweden") in Umea, Sweden, was acquired by Biopool in March 1988.

  - Biopool Canada Inc. ("Biopool Canada," formerly Inter-Haematol Inc.) in Burlington, Ontario, Canada, was acquired by Biopool in January 1990.

  - Medical Diagnostic Technologies, Inc. ("MeDiTech") in Ventura, California, was acquired by Biopool in January 1992.

   The Company markets its products through a network of independent distributors in over 35 countries around the world. Biopool's subsidiaries also market the combined product lines directly to hospitals and clinical laboratories in their own domestic markets. A substantial portion of the Company's revenue comes from private-label and OEM sales of its products to other companies who are selling to the same markets. Biopool also engages in customized development and production of its product range to meet the specific requirements of corporate clients.

PRODUCTS

   The Company's products address three general areas of the market for in vitro diagnostic reagents and controls, namely:

* Blood coagulation, fibrinolysis, and platelet and vascular function. Such products are used to:

   - diagnose patients who have suffered clot-related circulatory diseases such as myocardial infarction, stroke, embolism, or deep vein thrombosis

   - diagnose patients who are suffering from certain bleeding diseases

   -   monitor patients undergoing therapy for such diseases

   -   identify patients at high risk for such diseases

*  Clinical chemistry reagents and controls for use in:

   - diagnosing patients for pathological organ dysfunction; i.e., heart, liver, pancreatic, etc., diseases

   -   blood profile testing

   - providing daily quality control data substantiating the accuracy of test results

   - calibrating and controlling the functionality of laboratory analyzers

*  Toxicology controls, such as:

   - drugs of abuse controls to effectively monitor the analyzer and technician variables associated with identifying abused substances, such as cocaine, marijuana, amphetamines, etc., in patient samples

   A summary of certain key products is as follows:

* Test Kits Used for the Measurement of Various Components of the Fibrinolytic System

   The fibrinolytic system consists of a number of enzymes and other proteins that participate in limiting the size of blood clots and in the dissolution of blood clots that form when the blood vessel wall is damaged. The clot forms around clumped or aggregated blood platelets forming a temporary "plug" to prevent blood loss. When the fibrinolytic system is improperly balanced (hypoactive), the blood clot can become oversized and disrupt blood flow, resulting in tissue damage. The principal enzyme involved in fibrinolysis is plasmin. Plasmin is formed from its inactive precursor, plasminogen, by the action of naturally occurring enzymes, tissue plasminogen activator
(tPA), and urokinase plasminogen activator (uPA). A high plasma level of the principal inhibitor of plasminogen activators, PAI-1 (plasminogen activator inhibitor, type 1), has been described in the scientific literature as an important risk factor in developing venous and arterial thrombosis. Hyperactive fibrinolysis, including decreased levels of inhibitors, may result in bleeding problems.
Some representative fibrinolytic product lines manufactured by Biopool include:

   TintElize-R- and Imulyse-TM- -- Biopool's ELISA (enzyme-linked immunosorbent assay) products used for measuring tPA, uPA, PAI-1, PAI-2, and Lp(a) antigen. Lp(a), a lipoprotein which contains a surface protein with structural similarity to plasminogen, has been described as an important new indicator for the risk of developing atherosclerotic disease.

   Spectrolyse-R- -- kits that measure enzymatic activity by hydrolysis of a synthetic chromogenic substrate. Biopool makes these kits for the determination of alpha-2-antiplasmin, tPA, and PAI-1 activity in plasma.

   Minutex-R- -- kits that use the agglutination of latex beads to detect certain analytes. Biopool markets such a kit for the deter-mination of fibrin D-dimer, which is a rapid indicator of a clot present in the circulation.

   Stabilyte-TM- -- a unique patented blood collection device that stabilizes tPA activity and other serine proteases in blood after collection, greatly simplifying their measurement.

   Fibrinolysis Reference Plasma -- a unique reference plasma used as a clinical laboratory control for tPA and PAI-1 determination.

* Test Kits for the Measurement of Various Components of the Blood Coagulation (Clotting) System

   The coagulation system consists of a number of clotting factor proteins that interact in a complex way to cause the polymerization of fibrinogen to fibrin, resulting in clot formation. The clotting factors, identified by Roman numerals (e.g., factor II, factor VIII, etc.) also have inhibitors present in the circulation which limit their activity. Congenital or acquired deficiencies of any of the clotting factors may result in bleeding, while deficiencies in the inhibitors are associated with thrombotic complications. Some representative product lines manufactured by Biopool include:

   Spectrolyse-R- -- as described above, are kits used to measure the activity of a given analyte through hydrolysis of a synthetic chromogenic substrate. Biopool makes kits for the determination of factor VIII, plasminogen, protein C, antithrombin III, and heparin.

   Bioclot-TM- -- kits that determine the plasma activity of a given analyte by clotting time assay. Biopool makes Bioclot-TM- kits for the determination of protein C and, in early 1996, received U.S. Food and Drug Administration (FDA) approval to market an additional Bioclot-TM- kit for the determination of protein S. Both of these proteins are highly important, naturally occurring anticoagulants, whose absence can result in severe thrombotic disorders.

   Electroimmunodiffusion (EID) -- kits for the determination of protein C, protein S, and von Willebrand factor.

   Factor Deficient Plasmas -- human plasmas synthetically depleted of individual clotting factors using specific monoclonal and polyclonal antibodies. These plasmas are used as substrate plasmas in the clinical laboratory in the determination of clotting factor deficiency in patients.

   Hemostasis Reference Plasma -- a freeze-dried reference plasma that has been assayed against international plasma standards
(obtained from the World Health Organization) for over 17 hemostasis analytes and marketed as a universal control plasma.

* Products Used in the Routine Screening of the Coagulation System, Monitoring Patients on Oral Anticoagulant or Heparin Therapy, and Assessing Platelet Function

   Thromboplastin -- used for monitoring patients on oral anti-coagulant therapy, for routine coagulation system assessment, and in specific clotting factor assays.

   APTT Reagent -- used in the monitoring of patients on therapeutic heparin, presurgical screening, routine coagulation system screening, and in coagulation factor assays.

   Fibrinogen Kit -- used in the routine determination of fibrinogen when assessing bleeding disorders. There is an increasing interest in the performance of fibrinogen assays as an abnormally high level of plasma fibrinogen is considered a risk factor for thrombotic disease.

   Coagulation Control Plasmas -- freeze-dried, stabilized human plasma used in the day-to-day control of routine coagulation tests.

   FDP Collection Tube -- a specialized system of blood collection designed for use in fibrin degradation product (FDP) assays and compatible with a variety of commercially available FDP kits.

   Platelet Aggregation Reagents -- used in the determination of blood platelet abnormalities.

   Ristocetin Cofactor Assay -- used in the diagnosis of von
Willebrand disease, one of the most common hereditary bleeding disorders in the population.

*  Newly Introduced Products for Clinical Chemistry and Toxicology

   Drugs of Abuse Controls -- a system of multi-level, multi-analyte, liquid-stable controls to be used as quality control checks when testing for drugs of abuse (e.g., barbiturates, opiates, amphetamines, etc.) in clinical laboratory and forensic lab settings.

   Clinical Chemistry Reagents -- used for the determination of blood constituents such as cholesterol, lipase, triglycerides, alkaline phosphatase, blood urea nitrogen, and others.

MANUFACTURING AND QUALITY CONTROL

   The Company currently manufactures its reagents and assembles its test kits at its facilities in Ventura (California), Umea (Sweden), and Burlington (Canada). Many of the raw materials used in the manufacture of its test kits, including polyclonal antibodies, monoclonal antibodies, and purified proteins, are prepared by the Company. In cases where raw materials are obtained from outside sources, the Company avoids dependence on any one source. Human plasma, an important starting material for many of the products, is sourced from licensed blood banks and plasmapheresis centers. The Company believes that the available sources of materials are adequate for its present and anticipated needs.

   All of the Company's products are manufactured in accordance with Good Manufacturing Practices (GMP's) for Medical Devices as promul-gated by the FDA. The Company is registered with the U.S. Drug Enforcement Administration to handle Schedules I-V controlled substances. Vial-filling, freeze-drying, microtiter plate-filling, and processing equipment are adequate for the Company's present needs. During 1995, the Company completed installation of additional manufacturing equipment at its Ventura facility and expanded its facility from 8,000 to 20,000 square feet with new state-of-the-art clean rooms and laboratories. Management believes that two- to three-fold volume increases can be accommodated with little addi-tional investment in facilities.

SALES AND MARKETING

   Biopool's strategies for market growth are three-fold:

* The Company currently has the broadest range of products of any competitor in the hemostasis/fibrinolysis market, estimated to be $600 million worldwide. At approximately 1% market share, Biopool intends to gain further market share by enhanced sales through its current distribution network and a continuing expansion of dealers into new geographical areas.

* The worldwide in vitro diagnostics market is estimated to be $15-18 billion, of which hemostasis is only a small part. The Company has introduced products into ever-expanding segments of that diag-nostics market, including toxicology controls (estimated at $50-100 million) and clinical chemistry reagents ($3-4 billion). The intro-duction of such products further supports the Company's distribution network to supply the end-user consumer with a broader range of quality diagnostics from a single source.

* New product development is aimed at expanding the Company's presence in the important area of cardiovascular disease diagnostics. Many of the Company's products currently assess markers of cardio-vascular risk; new products which serve to assess platelet function are expanding Biopool's presence in this very important area.

   No customer accounted for in excess of 10% of sales in 1995.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

   Research and development activities are carried out at each of the Company's three subsidiaries and continue to target new and interesting in vitro diagnostic reagents and controls, which broaden the Company's product offering to its marketing partners. Product development efforts seek to identify specific market niches where the Company may utilize its technology to develop unique, yet very "do-able," products.

   In 1995, Biopool obtained FDA approval for 7 new products:

   - ALANINE AMINOTRANSFERASE CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of liver dysfunction.

   - ALKALINE PHOSPHATASE CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of liver dysfunction.

   - ASPARTATE AMINOTRANSFERASE CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of liver dysfunction.

   - BLOOD UREA NITROGEN CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of kidney dysfunction.

   - CREATINE KINASE CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of heart, skeletal muscle, and brain dysfunctions.

   - LACTATE DEHYDROGENASE CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of tissue damage.

   - TRIGLYCERIDES CHEMISTRY REAGENT - a test system routinely used in the clinical diagnosis of atherosclerosis and coronary heart disease.

   In addition, two new products for platelet function testing have been developed for use in the research setting, hopefully a prelude to their future acceptance in routine clinical testing.

   At least six new diagnostic kits are slated for release in 1996. However, there is no assurance that any new test kits will receive regulatory marketing approval or that they will gain market acceptance.

   In fiscal 1995, 1994 and 1993, the Company expended approximately $199,000, $175,000 and $175,000, respectively, for research and development. Management expects to moderately increase research and development activities in 1996.

MARKETS AND COMPETITION

  The Company believes that the worldwide market for in vitro diagnostics is approximately $15-18 billion and that the existing market for blood coagulation, fibrinolysis, and thrombotic risk factors is approximately $600 million. The Company expects its new DOA control products to address a market that is currently estimated at $50-100 million. The market for clinical chemistry reagents, which the Company is just beginning to enter, is estimated at $3-4 billion worldwide.

   Biopool markets its products and competes on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than those of the Company. These companies include Dade International, Ortho Diagnostic Systems (a division of Johnson and Johnson), Organon Teknika (a division of Akzo), Behring Diagnostics (a division of Hoechst), Boehringer Mannheim, Sigma Diagnostics, and Instrumentation Laboratory.

   Also, a number of companies of a similar profile to Biopool are engaged in the research and development of diagnostic test kits relating to the Company's historical market niche of hemostasis/ fibrinolysis. Some of these include: Diagnostica Stago S.A. (France), Chromogenix AB (Sweden), and Agen, Inc. (Australia).

   Biopool is a recognized leader and innovator in its core busi-ness. The Company believes its test kits and reagents compete on the basis of price, relative ease of use, quality, accuracy, and preci-sion. A number of the Company's competitors, including several of those named above, are customers of Biopool through OEM and private-label relationships.

CUSTOMERS

   The Company's customers are dispersed over wide geographic areas, and no customer exceeded 10% of sales in 1995. Sales in the United States and Western Europe accounted for 50% and 32%, respectively, of total sales during 1995.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

   The Company considers the protection of discoveries in connection with its research and development on test kits important to its business. The Company's research scientists seek patent protection for technology when deemed appropriate and, to date, have filed and assigned to the Company applications for United States and foreign patents covering several general product areas.

   The Company is also reliant on trade secrets, unpatented propri-etary know-how, and continuing technological innovation to develop its competitive position. Many of the Company's key employees and consultants have entered into confidentiality agreements and have agreed to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ, or in the course of services performed on the Company's behalf. However, there can be no assurance that others may not acquire or independ-ently develop similar or superior technology, or, if patents do not issue with respect to products arising from research, that the Company will be able to maintain information on such research as proprietary technology or trade secrets. The Company performs an ongoing assessment of the value of the costs capitalized in its intangible assets.

   The Company has established rights in the trademarks "Biopool," "MeDiTech," "Imulyse," "Spectrolyse," "Desafib," "Desafib X,"
"Chromolize," "TintElize," "Stabilyte," and "Minutex."  The marks
TintElize-R- and Minutex-R- have been registered by the Company with the United States Patent and Trademark Office.

GOVERNMENT REGULATIONS

   The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regu-latory agencies in certain foreign countries in which the Company's diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the preclinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manu-facturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification. Such application must contain information that establishes that the product in question is "sub-stantially equivalent" to similar diagnostic products already in general use. Over 50 of the Company's products have received marketing approval via the 510(k) process.

   The Company's manufacturing facilities in the U.S., Canada, and Sweden, as well as any additional manufacturing operations that may be established within or outside the United States, are subject to compliance with GMP Regulations (see "Manufacturing"). The Company is registered as a medical device manufacturer with the FDA and as a manufacturer with the U.S. Drug Enforcement Administration. The Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act, and other present and future laws of general application.

   The Company's management believes that the manufacture and use of the Company's products have no adverse environmental impact.

RISK FACTORS

   MANUFACTURING; RAW MATERIALS. The Company's manufacturing process relies on the continued availability of high quality raw materials, many of which it currently receives from specific vendors. Although the Company believes that there are other sources of supply available to it, a change in vendors, or in the quality of the raw materials supplied to it, could have an adverse impact on its manu-facturing process, and ultimately, on its finished products. On one occasion recently, the Company experienced a disruption in the quality of certain key raw materials, which created minor delays in the ability of the Company to fill orders for its D-dimer test kits. No assurance can be given that such variations will not in the future cause more significant delays, or have a more detrimental impact on any of the Company's products.

   COMPETITION. The Company is engaged in a segment of the human health care products industry that is highly competitive. Competi-tors in the United States and elsewhere include major pharmaceutical, chemical, and biotechnology companies, many of which have substan-tially greater capital resources, marketing experience, research and development staffs, and facilities than Biopool. Any of these companies could succeed in developing products that are more effec-tive than any that have been, or may be, developed by Biopool and may also be more successful than Biopool in producing and marketing their products. However, to date, many of these companies have relied on Biopool as their source for certain key products.

   INTERNATIONAL SALES. International sales accounted for approx-imately 50% and 60% of Biopool's revenues in 1995 and 1994, respec-tively. International sales can be subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, and potentially adverse tax consequences. Biopool depends on third-party distributors for a material portion of its international sales. The loss of, or other significant reduction in sales to, certain of these third-party distributors could have a material adverse effect on the Company's business and results of operations. Approximately 25% of the Company's sales are made in Swedish Krona. Gains and losses on the conversion of accounts receivable arising from inter-national operations have in the past contributed, and may continue to contribute, to fluctuations in the Company's results of operations. In addition, increases in the exchange rate of the dollar to foreign currencies could cause the Company's products to become relatively more expensive to customers in an affected country, leading to a reduction in sales or profitability in that country.

   DEPENDENCE ON KEY MANAGEMENT. The Company's success will continue to depend to a significant extent on the members of its management team and, in particular, on its Chief Executive Officer,

Michael D. Bick. The Company does not maintain any material insurance on the lives of Dr. Bick or its other senior management. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Dr. Bick, or of any key employee, could have a material adverse effect upon the Company's business.

   VOLATILITY OF STOCK PRICE. The Company's common stock is quoted on the Nasdaq Small Cap Market, and there has been substantial volatility in the market price of such common stock. The trading price of the common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant con-tracts, changes in management, announcements of technological inno-vations or new products by the Company or its competitors, legis-lative or regulatory changes, general trends in the industry, recom-mendations by securities industry analysts, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of the common stock of many technology companies, in particular, and which have, at times, been unrelated to operating performance of the specific companies whose stock is affected.

EMPLOYEES

   The Company has 47 full-time employees: 20 in the U.S., 17 in Sweden, and 10 in Canada. Of these, many hold advanced degrees or certifications in medical technology (including three Ph.D. degrees in the biological sciences). The Company's ability to develop, manufacture, market, and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. Certain of Biopool's employees are members of national unions. The Company believes its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

   The information is disclosed in Note 9 to the consolidated finan-cial statements included herein under Item 14.

ITEM 2. PROPERTIES

   Biopool International (combined with its MeDiTech subsidiary) leases a 20,000 square foot facility in Ventura, California, pro-viding administrative, laboratory, manufacturing, and warehouse space, where Biopool's corporate offices are also located. Under the terms of the five-year lease agreement expiring in 1999, the base rent for this facility is approximately $108,000 per year with annual increments tied to the Consumer Price Index.

   Biopool Sweden leases a 7,800 square foot facility in Umea, Sweden, providing administrative, laboratory, warehouse, and manu-facturing space for an annual rental of approximately $87,000 pursuant to the terms of a ten-year lease expiring in 2002. The lease provides for termination after four years without penalty at the tenant's option.

   Biopool Canada leases a 6,700 square foot facility in Burlington, Ontario, pursuant to the terms of a ten-year lease expiring in 2002, which provides for a yearly base rental of approximately $48,000 with annual increments limited to increases in the Consumer Price Index. This facility houses administrative, laboratory, warehouse, and manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

   In December 1995, the Company settled a lawsuit with another company. Under the terms of the settlement, the Company will pay royalties on certain products sold after December 20, 1995. In addition, the Company agreed to pay a total of $100,000, the total of which was paid by its insurance company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

   The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol BIPL. The following sets forth the high and low bid prices for the common stock for the periods indicated as reported by the National Association of Securities
Dealers Automated Quotation System. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                              HIGH          LOW
COMMON STOCK:

1995:Fourth quarter           2-25/32       1-7/32
     Third quarter            3               15/16
     Second quarter           1-11/16         21/32
     First quarter            1-1/4           13/16

1994:Fourth quarter           1-7/16          15/16
     Third quarter            1-3/8         1-1/8
     Second quarter           1-5/8         1
     First quarter            1-11/16       1

(a) On March 14, 1996, the closing bid price of the Company's common stock, as reported by NASDAQ, was 1-11/16.

(b) As of March 14, 1996, there were 257 holders of record. A large number of shares are held in nominee name. Based upon information provided by the Company's transfer agent, American Stock Transfer and Trust Company, the Company believes it had approximately 2,000 shareholders on the same date.

(c) The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data has been derived from the consolidated financial statements of Biopool International, Inc., for the five years ended December 31, 1995. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR ENDED DECEMBER 31
STATEMENT OF OPERATIONS DATA
                                       1995          1994        1993(2)
Sales                              $6,662,316   $ 5,527,139   $4,307,175

Research & development             $  199,334   $   174,502   $  174,540
Selling, general & administrative  $2,748,158   $ 2,204,810   $1,439,547
Total operating income             $6,477,328   $ 4,787,124   $3,861,305
Net income (loss) for the year     $  140,817   $   705,331   $  360,729
Net income (loss) per share        $      .02   $       .09   $      .05
Weighted avg. shares outstanding    7,907,494     7,880,033    7,352,554

BALANCE SHEET DATA
(End of period):
Working capital                    $3,776,755   $ 3,664,981   $3,259,902
Total assets                       $7,435,741   $ 6,458,662   $5,839,628
Long-term debt                     $  705,428   $   262,222   $  487,555
Total stockholders' equity(1)      $5,933,944   $ 5,574,317   $4,768,764

                                      1992(3)       1991
Sales                              $4,865,334   $ 2,662,087

Research & development             $  588,408   $   532,760
Selling, general & administrative  $1,506,100   $ 1,106,903
Total operating expenses           $4,090,854   $ 3,077,500
Net Income (loss) for the year     $  626,670   $  (351,652)
Net Income (loss) per share        $      .09   $      (.07)
Weighted avg. shares outstanding    6,705,866     5,503,874

BALANCE SHEET DATA
(End of period):
Working capital                    $1,298,328   $   680,946
Total assets                       $4,094,906   $ 2,526,501
Long-term debt                     $  527,795   $   643,137
Total stockholders' equity(1)      $2,556,585   $ 1,036,921
___________________________________________________________________________

(1) See Consolidated Statements of Stockholders' Equity in the
    Consolidated   Financial Statements of Biopool International, Inc. and
    Subsidiaries for    an analysis of common stock transactions of Biopool
    International, Inc.

(2) Sale of 1,166,334 shares of common stock (net proceeds amounted to $1,967,818) in June 1993.

(3) MeDiTech purchased January 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 VERSUS 1994

   Sales

   Sales for the year ended December 31, 1995, increased from the prior year approximately $1,135,000, or 21%, to $6,662,000 from $5,527,000. This was due primarily to the introduction of eighteen new products since 1992, increased expenditures in sales and marketing, and the Company's continued emphasis in marketing its product base under private label arrangements with larger companies. Foreign transaction gains and losses for the Company were minimal in 1995 and 1994. The impact of foreign currency translation differ-ences was considered insignificant in 1995.

   The Company's customers are dispersed over wide geographic areas, and no customer exceeded 10% of sales in 1995. Sales in the United States and Western Europe accounted for 50% and 32%, respectively, of total sales during 1995.

   The Company believes that its sales will continue to be influ-enced by many additional factors, including the introduction of new diagnostic test kits, success in marketing its test kits to the clinical market, increased awareness and demand for testing by physicians, expansion of the Company's products into new geographic areas through distributors and OEM relationships, and foreign currency fluctuations. Rapid changes in technologies, demands for chemistries, and the availability of high-quality raw materials may also have a material impact on the Company's short- and long-term sales.

   Costs and Expenses

   From 1994 to 1995, cost of sales increased by 9% to approximately 53% as a percentage of sales. The increase was primarily due to a higher volume of product sales with lower profit margins in its foreign subsidiaries in 1995. Research and development expenses showed a minor increase to $199,000 in 1995 versus $175,000 in 1994. The Company continues to invest in research and development aimed at improvements to the existing product line, new diagnostic reagents in hemostasis, and specialized clinical chemistry products. Research and development expenses are expected to increase slightly in 1996.

   Selling, general, and administrative expenses increased from $2,205,000 in 1994 to $2,748,000 in 1995, an increase of approx-
imately 25%. This increase is, in large part, due to significant non-recurring professional fees (approximately $430,000) which were incurred in the defense of the Company's litigation with Medical Analysis Systems (MAS). The Company expects selling costs to increase slightly in 1996 due to the employment of a sales manager in the eastern U.S. and the continuing development of its market strategy, which focuses on increasing market share. General and administrative expenses are expected to decrease significantly as a result of the settlement of the MAS litigation, a consequence of which will be that the Company will no longer bear the professional fees associated with this lawsuit.

   Non-Operating Income (Expenses)

   Interest income increased from $66,000 in 1994 to $98,000 in 1995, or 48%. This increase was due to investment into higher interest-bearing securities in 1995. The Company's cash and cash equivalent balances remained relatively constant through the third quarter in 1995. Cash expenditures for capital additions and professional fees occurred primarily in the fourth quarter.

   Interest expense increased from $46,000 in 1994 to $61,000 in 1995, or 33%, due to the Company's financing of leasehold improve-ments and equipment added to the U.S. facility.

   Income Taxes

   The Company's provision for income taxes represents primarily foreign government income taxes. The Company has net operating loss carryforwards of approximately $3.0 million in the United States available to offset future taxable income.

1994 VERSUS 1993

   Sales

   Sales for the year ended December 31, 1994, increased from the prior year approximately $1,220,000, or 28%, to $5,527,139 from $4,307,175. This was due primarily to the introduction of eleven new products since 1992, increased expenditures in sales and marketing, and the Company's continued emphasis in marketing its product base under private label arrangements with larger companies. Foreign transaction gains and losses for the Company were minimal in 1994 and 1993. The impact of foreign currency translation differences was considered insignificant in 1994.

   During 1994, the Company had one customer, Cosmo Bio (Japan), which accounted for 11% of total sales. No other customer exceeded 10% of total sales in 1994. The Company's customers are dispersed over wide geographic areas. Sales in the United States, Western Europe, and the Asia/Pacific region accounted for 40%, 33%, and 14%, respectively, of total sales.

   Costs and Expenses

   From 1993 to 1994, cost of sales decreased by 7% to approximately 44% as a percentage of sales. The decrease in the percentage of cost of sales was primarily due to a higher volume of product sales with higher profit margins in its foreign subsidiaries in 1994. Research and development expenses remained relatively constant at approx-imately $175,000 in 1994 and 1993. The Company continues to invest in research and development aimed at improvements to the existing product line, new diagnostic reagents in hemostasis, and specialized clinical chemistry products.

   Selling, general, and administrative expenses increased from $1,440,000 in 1993 to $2,205,000 in 1994, an increase of approx-
imately 53%. This increase is in large part due to the hiring of additional personnel, including a Vice President of Sales and Marketing, to support the Company's increased sales.

   Non-Operating Income (Expenses)

   Interest income increased from $28,000 in 1993 to $66,000 in 1994, or 136%. This increase was due to the investment of a portion of the private placement proceeds (from June 1993) into short-term interest-bearing securities.

   Interest expense decreased from $95,000 in 1993 to $46,000 in 1994, or 52%, due to the Company's use of a portion of the proceeds of the private placement to pay down certain higher interest debts.

   Income Taxes

   The Company's provision for income taxes, after utilization of available net operating loss carryforwards, represents primarily
California income taxes and Canadian government income taxes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity and capital resources remained relatively strong in 1995. At December 31, 1995, the Company had a balance of cash and cash equivalents amounting to $1,283,000 and unused lines of credit of $698,000 available for its use. The Company may use a portion of its cash to acquire businesses, products, or technologies complementary to its business, although the Company has no such commitments and no such acquisitions are currently being negotiated or planned.

   Cash flows used in operating activities amounted to $39,000 in 1995. In 1994, the Company had positive cash flows from operations amounting to $811,000. The decrease relates to the significant professional fees incurred in 1995 in defense of the MAS lawsuit and the increased inventory levels necessary to meet current and projected demand.

   Cash flows from investing activities resulted in a decrease of $1,171,000 for 1995 representing additions to property and equipment in the U.S. facility to support increased production demands.

   Cash flows from financing activities resulted in an increase of $492,000 for 1995 representing primarily long-term borrowings used to finance a portion of its capital additions.

   The Company believes that its current capital resources, including existing cash and access to available lines of credit, together with funds generated from operations, should be sufficient to meet the Company's operating requirements in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data have been included under Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1996.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(a)  Exhibits

Exhibit No.

   3.1      Certificate of Incorporation (1)
   3.2      Form of Amendment to Certificate of Incorporation (1)
   3.3      By Laws (1)
   4.1      Form of Five-Year Common Stock Purchase Warrant and list
            of holders (3)
  10.2      1987 Stock Option Plan (1)
  10.6      1993 Stock Incentive Plan (4)
  11.1      Computation of Earnings Per Share
  16.1      Letter Relating to Change in Certifying Accountant (2)
  21.1      Subsidiaries of the Registrant
_____________________________________________________________________


(1) Incorporated by reference to the Registrant's Registration
    Statement on Form S-1 (File No. 33-20584).

(2) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Commission on October 20, 1989, as amended by Amendment Nos. 1 and 2 thereto on October 26, 1989, and November 8, 1989, respectively.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                   PART IV



                                                      PAGE NO.

(b) Financial Statements

    Report of Independent Auditors                      F-1

    Consolidated balance sheets as
      of December 31, 1995 and 1994                     F-2

    Consolidated statements of income
      for the years ended December 31,
      1995, 1994 and 1993                               F-4

    Consolidated statements of stock-
      holders' equity for the years ended
      December 31, 1995, 1994 and 1993                  F-5

    Consolidated statements of cash
      flows for the years ended
      December 31, 1995, 1994 and 1993                  F-6

    Notes to consolidated financial
      statements                                        F-7


(c) Financial Statement Schedule

    Schedule II - Valuation and
      qualifying accounts                              SC-1

    Signatures                                         SC-2


(d) Report on Form 8-K

  Report on Form 8-K dated December 27, 1995.

                      ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                               SCHEDULES

                     YEAR ENDED DECEMBER 31, 1995

                      BIOPOOL INTERNATIONAL, INC.

                          VENTURA, CALIFORNIA

                       REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Biopool International, Inc.

   We have audited the accompanying consolidated balance sheets of Biopool International, Inc., as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December
31, 1995.   Our audits also included the financial statement schedule
listed in the Index at Item 14(c). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted
auditing standards.   Those standards require that we plan and
perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.   We believe that our audits provide a
reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopool International, Inc., at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                   Ernst & Young LLP


Woodland Hills, California
March 6, 1996

                      BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED BALANCE SHEETS

                                                December 31,
                                           1995              1994
_________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $ 1,282,527    $ 1,841,475
  Accounts receivable, net
    of allowance for doubtful
    accounts of $2,856 and $10,445
    in 1995 and 1994, respectively      1,153,608        875,978
  Inventories                           1,841,910      1,528,696
  Prepaid expenses and other
    current assets                        414,880        109,939
  Refundable income taxes                  61,820             --
_________________________________________________________________
TOTAL CURRENT ASSETS                    4,754,745      4,356,088
_________________________________________________________________
PROPERTY AND EQUIPMENT                  3,485,030      2,480,480
  Less accumulated depreciation
    and amortization                   (1,713,952)    (1,309,787)
_________________________________________________________________
PROPERTY AND EQUIPMENT, NET             1,771,078      1,170,693
_________________________________________________________________
OTHER ASSETS
  Patent application costs, net           150,555        141,180
  Excess of cost over net assets
    of acquired companies, net            670,586        725,646
  Other assets                             88,777         65,055
_________________________________________________________________
TOTAL OTHER ASSETS                        909,918        931,881
_________________________________________________________________
TOTAL ASSETS                          $ 7,435,741    $ 6,458,662
___________________________________________________________________

See accompanying notes to consolidated financial statements.

                         BIOPOOL INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS

                                 (continued)
                                                December 31,
                                           1995           1994
_________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank borrowings                     $    22,331             --
  Accounts payable                        252,548    $   218,056
  Accrued wages and benefits              267,179        213,026
  Accrued professional fees               136,444         78,070
  Accrued interest                          1,264          2,892
  Accrued expenses                         62,688         40,312
  Income taxes payable                     53,915         59,133
  Current portion of long-term debt       181,621         68,984
  Amount due to officer                        --         10,634
_________________________________________________________________
TOTAL CURRENT LIABILITIES                 977,990        691,107
__________________________________________________________________
LONG-TERM DEBT, NET                       523,807        193,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    9,428,530 and 9,386,145
    shares issued and outstanding
    at December 31, 1995 and 1994,
    respectively (less 1,492,779
    shares held in treasury)               94,286         93,861
  Additional paid-in capital            9,547,906      9,488,606
  Accumulated deficit                  (3,813,162)    (3,953,979)
  Cumulative foreign currency
    translation adjustment                104,914        (54,171)
_________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY              5,933,944      5,574,317
_________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $ 7,435,741    $ 6,458,662
_________________________________________________________________

See accompanying notes to consolidated financial statements.

                        BIOPOOL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF INCOME

                                          Year Ended December 31,
                                   1995           1994           1993
_________________________________________________________________________
SALES                          $6,662,316     $5,527,139     $4,307,175

COSTS AND EXPENSES
 Cost of sales                  3,529,836      2,407,812      2,204,372
 Selling, general
   and administrative           2,748,158      2,204,810      1,439,547
 Research and development         199,334        174,502        174,540
 Patent and equipment
   writedown                           --             --         42,846
_________________________________________________________________________
TOTAL COSTS AND EXPENSES        6,477,328      4,787,124      3,861,305
_________________________________________________________________________
OPERATING INCOME                  184,988        740,015        445,870
_________________________________________________________________________
OTHER INCOME (EXPENSE)
 Interest income                   97,923         65,928         28,110
 Interest expense                 (60,751)       (46,405)       (94,749)
 Gain (loss) on disposal of
   assets                          (3,661)        26,323             --
 Other                             42,720         30,614          3,985
_________________________________________________________________________
Total other income (expense)       76,231         76,460        (62,654)
_________________________________________________________________________
Income before taxes               261,219        816,475        383,216
Income taxes                      120,402        111,144         22,487
_________________________________________________________________________
NET INCOME                     $  140,817     $  705,331     $  360,729
_________________________________________________________________________
NET INCOME PER SHARE           $     0.02     $     0.09     $     0.05
_________________________________________________________________________

See accompanying notes to consolidated financial statements.

                                               BIOPOOL INTERNATIONAL, INC.

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Cumulative
                                                                                    foreign
                                                       Additional                  currency
                                     Common Stock       paid-in    Accumulated  translation
                                  Shares      Amount    capital       deficit    adjustment     Total
________________________________________________________________________________________________________
BALANCE AT JANUARY 1, 1993      8,159,811  $  81,598  $ 7,521,651  $(5,020,039) $  (26,625)  $ 2,556,585
  Issuance of common stock      1,186,334     11,863    1,959,755                              1,971,618
  Net income                                                           360,729                   360,729
  Foreign currency translation                                                    (120,168)     (120,168)
________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1993    9,346,145     93,461    9,481,406   (4,659,310)   (146,793)    4,768,764
  Issuance of common stock         40,000        400        7,200                                  7,600
  Net income                                                           705,331                   705,331
  Foreign currency translation                                                      92,622        92,622
________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1994    9,386,145     93,861    9,488,606   (3,953,979)    (54,171)    5,574,317
  Issuance of common stock         42,385        425       59,300                                 59,725
  Net income                                                           140,817                   140,817
  Foreign currency translation                                                     159,085       159,085
________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1995    9,428,530  $  94,286  $ 9,547,906  $(3,813,162) $  104,914   $5,933,944
________________________________________________________________________________________________________
________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                              1995         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                            $  140,817    $  705,331    $  360,729
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization          390,977       368,246       258,144
    Patent and equipment writedowns             --            --        42,846
    (Gain) loss on disposal of assets        3,661       (26,323)           --
    Forgiveness of Biopool Sweden debt      (8,369)       (7,052)      (15,344)
    Compensation paid in stock              41,855            --            --
  Changes in operating assets and
    liabilities:
    Accounts receivable                   (277,630)     (124,301)       10,643
    Inventories                           (313,214)     (130,570)      (42,818)
    Prepaid expenses and other current
    assets                                (107,071)      (35,521)       40,345
    Refundable income taxes                (61,820)       22,859       (22,859)
    Accounts payable                        34,492        16,891      (163,638)
    Accrued expenses                       133,275       (31,778)       47,856
    Income taxes payable                    (5,218)       53,410       (35,476)
    Amount due to officer                  (10,634)          291       (49,726)
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                               (38,879)      811,483       430,702
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment     (929,694)     (537,201)     (437,731)
  Proceeds from disposal of assets           2,700        35,623            --
  Patents and other assets                (243,936)      (57,512)     (104,806)
CASH USED IN INVESTING ACTIVITIES       (1,170,930)     (559,090)     (542,537)
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings (repayments)        22,331            --      (226,231)
  Repayment of long-term debt              (97,985)     (445,381)      (98,339)
  Issuance of long-term debt               549,560       227,100        73,443
  Issuance of common stock                  17,870         7,600     1,971,618
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                               491,776      (210,681)    1,720,491
  Effect of exchange rates                 159,085        92,622       (29,731)
NET INCREASE (DECREASE) IN CASH           (558,948)      134,334     1,578,925
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                1,841,475     1,707,141       128,216
CASH AND CASH EQUIVALENTS, END OF YEAR  $1,282,527    $1,841,475    $1,707,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
     Interest                           $   62,379    $   94,100    $   62,723
     Income taxes                       $  113,074    $   42,794    $   63,331

                           BIOPOOL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Biopool International, Inc. ("Biopool") was incorporated in 1987 in the state of Delaware. Biopool and its wholly-owned subsidiaries, Biopool AB ("Biopool Sweden"), a Swedish corporation, Biopool Canada Inc. ("Biopool Canada"), a Canadian corporation, and Medical Diagnostic Technologies, Inc. ("MeDiTech"), a California corporation, are currently engaged in research, development, production, and sale of test kits used to assess and diagnose disorders of the vascular system.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Biopool and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

PERVASIVENESS OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent highly liquid investments, generally with a remaining maturity of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is generally provided on a straight-line basis over their estimated useful lives, which range from five to ten years.

PATENT APPLICATION COSTS

     Legal fees and other direct costs incurred in obtaining patents are capitalized as incurred. Such costs are amortized over the shorter of the life of the patent (seventeen years) or the related product on a straight-line basis. Accumulated amortization at December 31, 1995 and 1994 totals $67,442 and $54,473, respectively.

EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANIES

     The excess of cost over net assets of acquired companies is being amortized using the straight-line method over a period ranging from ten to twenty years. Accumulated amortization at December 31, 1995 and 1994 totals $221,116 and $166,056, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties by the Company.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

FOREIGN CURRENCY TRANSLATION

     Biopool Sweden and Biopool Canada assets and liabilities are translated into U.S. dollars at the year-end exchange rate. The amounts in the consolidated statements of income are translated at the average exchange rate during the year. Cumulative translation adjustments are shown separately in stockholders' equity and, accordingly, do not impact the results of operations.

     Exchange adjustments resulting from the foreign currency transactions are generally recognized in net earnings. Net foreign transaction gains or losses are not material in any of the years presented.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in Corporate Commercial Paper ($900,000 at December 31, 1995) and with high-quality financial institutions. At December 31, 1995, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from one customer amounted to 15% of the net balance due at December 31, 1995. Generally, the Company does not require collateral or other security to support customer receivables.

NET INCOME PER SHARE

     The net income per common share is based on the average number of common shares outstanding during each year (1995 - 7,907,494; 1994 - 7,880,033; 1993
- 7,352,554). The exercise of outstanding options would have an immaterial effect on earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable) also approximate fair value.

ACCOUNTING FOR STOCK BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123, "Accounting for Stock Based Compensation," which requires companies to either expense the fair value of the employee stock options or provide extensive new footnote disclosures of what net income would have been had the expense been recognized. The Company intends to elect the pro forma disclosure alternative in 1996. Adoption of FASB State-ment No. 123 is not required until 1996 for calendar year-end companies. Accordingly, the Company continues to report under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

2.   INVENTORIES

     Inventories consist of the following:
                                         1995            1994
Raw materials                        $  616,637      $   448,318
Work-in-process                         706,520          643,813
Finished goods                          518,753          436,565
                                     ___________     ___________

                                     $ 1,841,910     $ 1,528,696
                                     ___________     ___________

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:
                                         1995            1994
Leasehold improvements               $   875,982      $   344,225
Processing and laboratory equipment    2,200,525        1,900,486
Furniture and fixtures                   408,523          235,769
                                     ___________      ___________

                                       3,485,030        2,480,480
Less accumulated depreciation
   and amortization                   (1,713,952)      (1,309,787)
                                     ___________      ___________

                                     $ 1,771,078      $ 1,170,693
                                     ___________      ___________

4.   NOTES PAYABLE TO BANKS

     As of December 31, 1995, the Company's subsidiaries have unused lines of credit of approximately $698,000 available for their use. The interest rate on the lines of credit range from the bank's prime rate plus 1.25% to a fixed rate of 12.75% and is payable monthly (quarterly in Sweden). The weighted average interest rate on the balance outstanding at December 31, 1995, was approximately 10.2%. The lines expire at varying dates from March 1996 to December 1996. Substantially all assets of the Company's subsidiaries are pledged as collateral for the lines of credit.

5.   LONG-TERM DEBT

Long-term debt consists of the following:              1995       1994
___________________________________________________________________________
BIOPOOL SWEDEN
Notes payable, principally research grants,
for which the debt is expected to be forgiven
ratably through 1996 if sufficient related
research activities continue.                       $  10,465  $  18,834
___________________________________________________________________________

BIOPOOL CANADA
Term loans payable to a bank, due in monthly
installments of $1,665 and $2,572 plus interest
at the bank's prime rate (8.75% at December 31,
1995) plus 1.75%, due February 1999 and December
2000.  The loans are collateralized by certain
machinery and equipment with a net book value
approximating the related outstanding debt.           208,313     76,728
___________________________________________________________________________

MEDITECH
Term loans payable to a bank, due in monthly
installments of $3,334 and $6,667 plus interest
at the bank's prime rate (8.25% at December 31,
1995) plus 1.5%, due February 1999 and June 2000,
collateralized by accounts receivable, invento-
ries, and property and equipment of MeDiTech.         486,650    166,660
___________________________________________________________________________

     Total                                            705,428    262,222
     Less portion due within one year                 181,621     68,984
                                                    _________  _________
     Long-term debt, net                            $ 523,807  $ 193,238

     Scheduled aggregate principal reductions of long-term debt are due as follows:
     1996                                           $ 181,621
     1997                                             171,180
     1998                                             168,734
     1999                                             118,575
     2000                                              65,318
                                                    _________
                                                    $ 705,428

     The term loans payable from Biopool Canada and MeDiTech to a bank contain certain restrictions, including capital expenditures and payment of dividends. The agreements also require minimum tangible net worth and ratios of current assets to current liabilities, debt service coverage (as defined), and total debt to tangible net worth.

6.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain equipment and facilities under operating leases.  Lease expense for 1995, 1994 and 1993 was approximately $268,000,
$196,000 and $195,000, respectively.  At December 31, 1995, approximate minimum annual lease commitments were as follows:
     1996                                         $   258,000
     1997                                             253,000
     1998                                             252,000
     1999                                             236,000
     2000                                             137,000
     Thereafter                                       223,000
                                                  ___________
                                                  $ 1,359,000
                                                  ___________

ROYALTIES

     The Company has joint research and development contracts under which royalties will be paid as products are introduced into the market. The royalties range from 3% to 15% of sales of the related products. Certain contracts require additional payouts of 25% of sales, as defined, if licenses are sold. The agreements expire over varying periods through 1997. Royalty expense amounted to $52,820, $49,861 and $45,699 in 1995, 1994 and 1993,
respectively.

COMPENSATION AGREEMENT

     The Company had an agreement with a former officer which provided quarterly installments of 5% of Biopool Canada's gross profit, as defined. The agreement, dated February 1990, expired December 31, 1994. The amounts for 1994 and 1993 totalled $25,618 and $22,337, respectively.

LITIGATION

     In December 1995, the Company settled a lawsuit with another company. Under the terms of the settlement, the Company will pay royalties on certain products sold after December 20, 1995. In addition, the Company agreed to pay a total of $100,000, the total of which was paid by its insurance company.

7.   SALE OF COMMON STOCK

     In June 1993, the Company issued 1,166,334 shares of its common stock for a total of $1,967,818, net of costs associated with the issuance amounting to $219,062. In connection with the sale of common stock, the Company has issued warrants to purchase up to 174,950 shares of common stock at a price of $1.875 and $3.50 per share. The warrants expire May 31, 1998.




                                      F-12
8.   STOCK PLANS

     The Company has two stock option plans (the "Plans") for the benefit of certain key employees, officers, directors, and consultants of the Company. Under the Plans, a total of 1,820,148 shares of the Company's common stock are reserved for issuance. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than fair market value of the common stock on the date of grant. Options granted under the Plans generally vest over a one-year period from the date of the grant.

     Stock option activity for 1993 through 1995 is as follows:
                                            OUTSTANDING OPTIONS
                                        Number               Price
___________________________________________________________________________
BALANCE AT JANUARY 1, 1993              92,000
Cancelled                              (12,000)
Exercised                              (20,000)            $ 0.19
Granted                                507,414        $ 1.25 to $ 2.75

BALANCE AT DECEMBER 31, 1993           567,414
Cancelled                              (79,839)
Exercised                              (40,000)            $ 0.19
Granted                                362,758        $ 1.19 to $ 1.58

BALANCE AT DECEMBER 31, 1994           810,333
Cancelled                              (81,116)
Exercised                              (42,385)       $ 1.19 to $ 1.44
Granted                                345,833        $ 0.94 to $ 1.63
___________________________________________________________________________

BALANCE AT DECEMBER 31, 1995         1,032,665        $ 0.19 to $ 2.75
___________________________________________________________________________

         No amounts have been charged to expense relating to the Plans. At December 31, 1995, options to purchase 351,922 shares were exercisable and 787,483 shares were available for future grants under the Plans.

9.   SIGNIFICANT SALES INFORMATION AND FOREIGN OPERATIONS

     The Company currently operates in one industry, in vitro diagnostic medical products, and sells its products worldwide through its three wholly-owned subsidiaries. No customer accounted for more than 10% of total sales in 1995. During 1994 and 1993, one customer accounted for 10.5% and 10.3%, respectively, of total sales. Export sales by MeDiTech (the Company's domestic operation) to customers in foreign countries (excluding intercompany sales) accounted for approximately 15%, 22% and 24% of total sales in 1995, 1994 and 1993, respectively.

         The consolidated financial statements include the following informa-tion for Biopool Sweden, Biopool Canada, and MeDiTech in thousands of dollars.
                                                     Elimina-
                    Biopool    Biopool              tions and
                     Sweden     Canada    MeDiTech  Corporate  Consolidated
___________________________________________________________________________
1995
Sales               $ 2,373    $ 1,805    $ 3,320    $  (836)   $ 6,662
Less intercompany      (381)      (333)      (122)       836         --
                    _______    _______    _______    _______    _______
                    $ 1,992    $ 1,472    $ 3,198    $   -0-    $ 6,662

Net income          $   274    $    90    $   368    $  (591)   $   141
Identifiable assets $ 2,217    $ 1,088    $ 3,066    $ 1,065    $ 7,436
___________________________________________________________________________

1994
Sales               $ 2,219    $ 1,399     $ 2,358   $  (449)   $ 5,527
Less intercompany      (209)      (150)        (90)      449         --
                    _______    _______     _______   _______    _______
                    $ 2,010    $ 1,249     $ 2,268   $   -0-    $ 5,527

Net income          $   613    $   165     $   250   $  (323)   $   705
Identifiable assets $ 1,917    $   939     $ 2,338   $ 1,265    $ 6,459
___________________________________________________________________________

1993
Sales               $ 1,737    $ 1,044     $ 1,916   $  (390)   $ 4,307
Less intercompany      (119)      (166)       (105)      390         --
                    _______    _______     _______   ________   _______
                    $ 1,618    $   878     $ 1,811   $    -0-   $ 4,307

Net income          $   225    $   103     $   266   $  (233)   $   361
Identifiable assets $ 1,569    $   694     $ 1,923   $ 1,654    $ 5,840
___________________________________________________________________________

     Product sales to affiliates are generally priced at cost plus 30%.

     Information regarding the Company's sales by geographic locations is as follows:
                                   1995              1994
                               ___________      ____________
     United States             $ 3,338,152      $  2,190,401
     Western Europe              2,143,604         1,851,026
     Asia/Pacific Region           324,424           773,783
     Canada                        383,322           183,471
     Other                         472,814           528,458
                               ___________      ____________

     Total                     $ 6,662,316      $  5,527,139

10.       INCOME TAXES

          The provision for income taxes is composed of the following:
                                1995          1994          1993
                              ________      ________      ________
     Current:
       Federal              $      --     $      --     $      --
       State                  (12,063)       37,103         9,772
       Foreign                132,465        74,041        12,715
                              ________      ________      ________

                            $ 120,402     $ 111,144     $  22,487

     The reconciliation of income tax computed at the U.S. Federal Statutory rates to the income tax provision is as follows:
                                     1995                  1994
                            ____________________   ____________________
Tax at U.S. statutory rate  $    88,814    34.0%   $  277,600    34.0%
State income tax                (12,063)   (4.6)       37,103     4.5
Creation (utilization) of
  foreign and U.S. net
  operating loss carry-
  forwards                       42,000    16.1      (288,000)  (35.2)
Other                             1,651      .6        84,441    10.3
                            ____________________   ____________________

                            $   120,402    46.1%   $  111,144    13.6%





                                                1993
                                        ____________________
     Tax at U.S. statutory rate         $   130,300    34.0%
     State income tax                         9,772     2.5
     Creation (utilization) of
       foreign and U.S. net
       operating loss carryforwards        (130,800)  (34.1)
     Other                                   13,215     3.5
                                        ____________________

                                        $    22,487     5.9%

     The components of the Company's deferred tax assets and liabilities at
December 31, 1995, are as follows:
     Depreciation and amortization      $   (57,000)
     Net operating loss carryforwards     1,226,000
     Other                                   71,000
                                        ____________
                                          1,240,000
     Less valuation allowance            (1,240,000)
                                        ____________
     Deferred taxes, net                $    -0-

     The valuation allowance increased approximately $42,000 in 1995, representing primarily net operating losses incurred on the U.S. operations in the current year.

     Biopool Sweden and Biopool Canada file separate income tax returns in Sweden and Canada, respectively. At December 31, 1995, the Company has available net operating loss carryforwards of approximately $3,064,000 in the United States. The United States carryforwards expire in varying amounts through 2010. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

     The pretax income of the Company's foreign subsidiaries was approx-imately $497,000, $852,000 and $341,000 at December 31, 1995, 1994 and 1993,
respectively.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $489,000 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

                           BIOPOOL INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       Balance at   Charged to                    Balance
                        beginning    costs and                     at end
Account                 of period     expenses    Deductions    of period
___________________________________________________________________________
YEAR ENDED
  DECEMBER 31, 1995:
Allowance for
   doubtful accounts     $ 10,445    $    --      $ (7,589)(1)  $  2,856

YEAR ENDED
  DECEMBER 31, 1994:
Allowance for
   doubtful accounts     $  6,689    $  3,814     $    (58)(1)  $ 10,445

YEAR ENDED
  DECEMBER 31, 1993:
Allowance for
   doubtful accounts     $  1,759    $  6,385     $ (1,455)(1)  $  6,689




(1)  Represents trade accounts deemed uncollectable and written off.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Biopool International, Inc.



Date:   March 21, 1996            BY:    /s/ Michael D. Bick
                                      _________________________
                                      Michael D. Bick, Ph.D.
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael D. Bick
____________________________  Chairman and                March 21, 1996
Michael D. Bick, Ph.D.        Chief Executive Officer


/s/ Andrew L. Cerskus
____________________________  Director                    March 21, 1996
Andrew L. Cerskus, Ph.D.


/s/ Jeffrey C. Hass
____________________________  Secretary/Treasurer         March 21, 1996
Jeffrey C.  Hass


/s/ Douglas L. Ayer
____________________________  Director                    March 21, 1996
Douglas L. Ayer


/s/ Lewis J. Kaufman
____________________________  Director                    March 21, 1996
Lewis J. Kaufman