Form 10QSB
period 1996-03-31
BIOPOOL INTERNATIONAL INC
filed 1996-04-30
CIK 830736

______________________________________________________________________
______________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACT OF 1934

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1996
          _________________________________________________________

                        COMMISSION FILE NUMBER 0-17714
          _________________________________________________________

                         BIOPOOL INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                  58-1729436
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


       6025 Nicolle Street                               93003
       Ventura, California                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number including area code:  (805) 654-0643

_________________________________________________________________________

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

Outstanding at March 31, 1996, Common Stock, $.01 par value per share, 7,966,139 shares.

_________________________________________________________________________
________________________________________________________________________

                         BIOPOOL INTERNATIONAL, INC.

                              TABLE OF CONTENTS

                                                               Page
PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31,
              1996 and December 31, 1995                        3

              Consolidated Statements of Income for the
              Three-Month Periods Ending March 31, 1996
              and 1995                                          5

              Consolidated Statements of Cash Flows for
              the Three-Month Periods Ending March 31, 1996
              and 1995                                          6

              Notes to Consolidated Financial Statements        7

     Item 2 - Management's Discussion and Analysis or
              Plan of Operation                                 9

PART II.     OTHER INFORMATION

     Item 1 - Legal Proceedings                                 10

     Item 2 - Changes in Securities
              Not Applicable

     Item 3 - Defaults upon Senior Securities
              Not Applicable

     Item 4 - Submission of Matters to a Vote of Security
              Holders
              Not Applicable

     Item 5 - Other Information
              Not Applicable

     Item 6 - a)  No Exhibits

              b)  The Company did not file any reports on
                  Form 8-K during the three months ended
                  March 31, 1996.


SIGNATURES                                                      11

                         BIOPOOL INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS
                                         March 31,      December 31,
                                            1996            1995
                                        (Unaudited)
_______________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $  1,284,311    $   1,282,527
  Accounts receivable, net of
    allowance for doubtful
    accounts of $12,856 and
    $10,477, in 1996 and 1995,
    respectively                         1,360,702        1,153,608
  Inventories                            1,887,175        1,841,910
  Prepaid expenses and other
    current assets                         365,204          414,880
  Refundable income taxes                   31,392           61,820
  Deferred income taxes                     29,838               --
_______________________________________________________________________

TOTAL CURRENT ASSETS                     4,958,622        4,754,745
_______________________________________________________________________

PROPERTY AND EQUIPMENT                   3,595,254        3,485,030
  Less accumulated depreciation
    and amortization                    (1,808,372)      (1,713,952)
_______________________________________________________________________

PROPERTY AND EQUIPMENT, NET              1,786,882        1,771,078
_______________________________________________________________________

OTHER ASSETS
  Patent application costs, net            149,247          150,555
  Excess of cost over net assets
    of acquired companies, net             656,821          670,586
  Other assets                              67,996           88,777
_______________________________________________________________________

TOTAL OTHER ASSETS                         874,064          909,918
_______________________________________________________________________

TOTAL ASSETS                          $  7,619,568    $   7,435,741
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                         BIOPOOL INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)
                                         March 31,       December 31,
                                           1996              1995
                                        (Unaudited)
_______________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank borrowings                     $     51,505    $      22,331
  Accounts payable                         287,759          252,548
  Accrued expenses                         358,260          467,575
  Income taxes payable                      18,012           53,915
  Current portion of long-term debt        179,247          181,621
_______________________________________________________________________

TOTAL CURRENT LIABILITIES                  894,783          977,990
_______________________________________________________________________

LONG-TERM DEBT, NET                        487,030          523,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    9,458,918 and 9,428,530 shares
    issued and outstanding at March
    31, 1996 and December 31, 1995
    (less 1,492,779 shares held in
    treasury), respectively                 94,589           94,286
  Additional paid-in capital             9,553,712        9,547,906
  Accumulated deficit                   (3,513,199)      (3,813,162)
  Cumulative foreign currency
    translation adjustment                 102,653          104,914
_______________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY               6,237,755        5,933,944
_______________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $  7,619,568    $   7,435,741
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                         BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                        Three months ending March 31,
                                            1996            1995
_______________________________________________________________________
SALES                                 $  1,777,885    $   1,542,057
_______________________________________________________________________

COSTS AND EXPENSES
  Cost of sales                            902,695          741,917
  Selling, general and
    administrative                         527,626          557,972
  Research and development                  58,301           68,210
_______________________________________________________________________

TOTAL COSTS AND EXPENSES                 1,488,622        1,368,099
_______________________________________________________________________

OPERATING INCOME                           289,263          173,958
_______________________________________________________________________

OTHER INCOME (EXPENSE)
  Interest income                           16,865           20,312
  Interest expense                         (18,959)          (7,768)
  Loss on disposal of assets                    --           (1,345)
  Other                                      2,058            3,819
_______________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                   (36)          15,018
_______________________________________________________________________

INCOME BEFORE TAXES                        289,227          188,976
INCOME TAXES                               (10,736)          35,131
_______________________________________________________________________

NET INCOME                           $     299,963    $     153,845
_______________________________________________________________________

NET INCOME PER SHARE                 $        0.04    $        0.02
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                            BIOPOOL INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                              Three months ending March 31,
                                                   1996            1995
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $   299,963     $   153,845
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                 118,261          86,958
    Loss on disposal of assets                         --           1,346
    Forgiveness of Biopool Sweden debt             (2,582)             --
    Compensation paid in stock                      2,309              --
  Changes in operating assets and liabilities:
    Accounts receivable                          (207,094)        (16,404)
    Inventories                                   (45,265)        (83,001)
    Prepaid expenses and other assets              14,676         (89,364)
    Refundable income taxes                        30,428              --
    Accounts payable                               35,211          51,734
    Accrued expenses                             (109,315)        (19,317)
    Income taxes payable                          (35,903)        (35,216)
    Amount due to officer                              --         (10,634)
  Deferred taxes                                  (29,838)             --
___________________________________________________________________________
CASH PROVIDED BY OPERATING ACTIVITIES              70,851          39,947
___________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment            (110,224)        (78,199)
  Proceeds from disposal of assets                     --             700
  Patents and other assets                         47,013          (3,202)
___________________________________________________________________________
CASH USED IN INVESTING ACTIVITIES                 (63,211)        (80,701)
___________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                            29,174              --
  Repayment of long-term debt                     (42,309)        (16,974)
  Issuance of long-term debt                        5,740              --
  Issuance of common stock                          3,800
___________________________________________________________________________
CASH USED IN FINANCING ACTIVITIES                  (3,595)        (16,974)
Effect of exchange rates                           (2,261)          4,443
___________________________________________________________________________
NET INCREASE (DECREASE) IN CASH                     1,784         (53,285)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                        1,282,527       1,841,475
___________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 1,284,311     $ 1,788,190
___________________________________________________________________________

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   INVENTORIES

Inventories consist of the following:
                                        March 31,      December 31,
                                          1996            1995
  Raw materials                       $   632,087      $  616,637
  Work in process                         725,047         706,520
  Finished products                       530,041         518,753
                                      ____________     ___________

                                      $ 1,887,175      $1,841,910
                                      ____________     ___________

3.   INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

In accordance with the provisions of SFAS 109, the Company regularly evaluates the components of its temporary differences and the related allowance account. At March 31, 1996, the Company reduced its allowance account approximately $100,000 in order to properly reflect the future benefit of such differences.

4.   NET INCOME PER SHARE

The net income per common share is based on the average number of common shares outstanding during each year (1996 - 7,949,343, 1995 - 7,893,366).
The exercise of outstanding options would have an immaterial effect on earnings per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FINANCIAL CONDITION

At March 31, 1996, the Company had cash and cash equivalents of approximately $1,284,000 and unused lines of credit of approximately $670,000. Working capital has remained strong at approximately 5.5 to 1.0. With the recent introduction of new products and the elimination of non-recurring professional fees associated with the settlement of litigation in late 1995, management believes that the Company will continue to strengthen its financial condition.

Cash flows from operating activities were $70,851 for the three months ended March 31, 1996, an increase of approximately $30,904, or 77%, over the same period in 1995. This increase was primarily due to higher sales volume and a reduction in non-recurring professional fees.

The Company believes that its current capital resources, including existing cash and access to available lines of credit, together with funds generated from operations, should be sufficient to meet the Company's operating requirements through the remainder of 1996. The Company may use a portion of its cash to acquire businesses, products, or technologies complementary to its business, although it has no such commitments and no such acquisitions are currently being negotiated or planned.

RESULTS OF OPERATIONS

Sales increased by $235,828, or 15%, to $1,777,885 for the period ended March 31, 1996, compared to the corresponding period in 1995. Sales increased generally throughout all product areas, including significant growth in Minutex-R- D-Dimer, as well as enhanced sales to certain key OEM accounts. Management expects to see continued growth in these areas during the remainder of 1996.

During the period ended March 31, 1996, one customer accounted for 15% of sales.

Cost of sales, as a percent of sales, increased approximately by 3%, from 48% to 51%, for the period ended March 31, 1996, compared to the corresponding period in 1995. This increase was due primarily to the product mix sold during the period and does not, in the opinion of management, reflect a significant trend toward higher cost of sales.

Selling, general and administrative expenses, decreased approximately $30,346, or 5%, over the corresponding period in 1995. This was due to a reduction in non-recurring professional fees and personnel costs partially offset by increased depreciation expenses associated with capital and leasehold equipment purchases.

Net income increased 95% to $299,963 in the first quarter of 1996 from $153,845 in the same period in 1995. This was largely due to continuing growth in private-label accounts and the introduction of new products.

                                      PART II



ITEM 1.  LEGAL PROCEEDINGS

   In December 1995, the Company settled a lawsuit with another company. Under the terms of the settlement, the Company will pay royalties on certain products sold after December 20, 1995. In addition, the Company agreed to pay the sum of $100,000, the total of which was paid by its insurance company.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   April 29, 1996                BIOPOOL INTERNATIONAL, INC.
        ______________                ___________________________
                                      (Registrant)





                                      /s/ Michael D. Bick, Ph.D.
                                      ___________________________

                                      Michael D. Bick, Ph.D.
                                      Chief Executive Officer and
                                      Chairman of the Board





                                      /s/ Jeffrey C. Hass
                                      ___________________________

                                      Jeffrey C. Hass
                                      Secretary and Director of Finance