Form 10QSB
period 1996-06-30
BIOPOOL INTERNATIONAL INC
filed 1996-07-26
CIK 830736

____________________________________________________________________________
____________________________________________________________________________

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

       /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    SECURITIES EXCHANGE ACT OF 1934

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1996
      ___________________________________________________________

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

                         YES  [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Outstanding at June 30, 1996, Common Stock, $.01 par value per share, 7,992,549 shares.
______________________________________________________________________________
______________________________________________________________________________

                      BIOPOOL INTERNATIONAL, INC.

                           TABLE OF CONTENTS

                                                                     Page
PART I.        FINANCIAL INFORMATION

     Item 1-   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995                                   3

               Consolidated Statements of Income for the
               Three-Month and Six-Month Periods Ending June 30,
               1996 and 1995                                           5

               Consolidated Statements of Cash Flows for the
               Six-Month Periods Ending June 30, 1996 and 1995         6

               Notes to Consolidated Financial Statements              7

     Item 2-   Management's Discussion and Analysis or
               Plan of Operation                                       9

PART II.       OTHER INFORMATION

     Item 1-   Legal Proceedings
               Incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended
               December 31, 1995

     Item 2-   Changes in Securities
               Not Applicable

     Item 3-   Defaults upon Senior Securities
               Not Applicable

     Item 4-   Submission of Matters to a Vote of Security           10
               Holders

     Item 5-   Other Information
               Not Applicable

     Item 6-   Exhibits and Reports on Form 8-K
               The Company did not file any reports on
               Form 8-K during the three months ended
               June 30, 1996.


SIGNATURES                                                           11

                     BIOPOOL INTERNATIONAL, INC.

                     CONSOLIDATED BALANCE SHEETS
                                     June 30, 1996        December 31, 1995
                                      (Unaudited)
___________________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents         $     1,700,750        $     1,282,527
  Accounts receivable, net of
    allowance for doubtful
    accounts of $12,856 and
    $2,856 in 1996 and 1995,
    respectively                          1,340,390              1,153,608
  Inventories                             2,236,846              1,841,910
  Prepaid expenses and other
    current assets                          355,469                414,880
  Refundable income taxes                    54,968                 61,820
  Deferred income taxes                     129,457                     --
___________________________________________________________________________

TOTAL CURRENT ASSETS                      5,817,880              4,754,745
___________________________________________________________________________

PROPERTY AND EQUIPMENT                    3,676,032              3,485,030
  Less accumulated depreciation
    and amortization                     (1,914,016)            (1,713,952)
___________________________________________________________________________

PROPERTY AND EQUIPMENT, NET               1,762,016              1,771,078
___________________________________________________________________________

OTHER ASSETS
  Patent application costs, net             152,207                150,555
  Excess of cost over net assets
    of acquired companies, net              643,056                670,586
  Other assets                               43,528                 88,777
___________________________________________________________________________

TOTAL OTHER ASSETS                          838,791                909,918
___________________________________________________________________________

TOTAL ASSETS                        $     8,418,687        $     7,435,741
___________________________________________________________________________
___________________________________________________________________________

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

                     CONSOLIDATED BALANCE SHEETS
                             (continued)
                                      June 30, 1996    December 31, 1995
                                       (Unaudited)
_________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank borrowings                     $     18,314      $     22,331
  Accounts payable                         480,499           252,548
  Accrued expenses                         590,045           467,575
  Income taxes payable                      27,284            53,915
  Current portion of long-term debt        176,666           181,621
_______________________________________________________________________

TOTAL CURRENT LIABILITIES                1,292,808           977,990
_______________________________________________________________________

LONG-TERM DEBT, NET                        443,360           523,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
     50,000,000 shares authorized;
     9,485,328 and 9,428,530 shares
     issued and outstanding at June
     30, 1996 and December 31, 1995
     (less 1,492,779 shares held in
     treasury), respectively                94,854            94,286
  Additional paid-in capital             9,585,933         9,547,906
  Accumulated deficit                   (3,126,775)       (3,813,162)
  Cumulative foreign currency
     translation adjustment                128,507           104,914
_______________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY               6,682,519         5,933,944
_______________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $  8,418,687   $     7,435,741
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                        Three months ending        Six months ending
                              June 30,                  June 30,
                          1996         1995         1996        1995
________________________________________________________________________
SALES                 $ 2,089,049  $ 1,776,181  $ 3,866,934  $ 3,318,238
________________________________________________________________________

COSTS AND EXPENSES
  Cost of sales         1,008,152      864,114    1,910,847    1,606,031
  Selling, general
   and administrative     637,894      536,237    1,165,520    1,094,209
  Research and devel-
   opment                  44,685       53,755      102,986      121,965
________________________________________________________________________

TOTAL COSTS AND
  EXPENSES              1,690,731    1,454,106    3,179,353    2,822,205
________________________________________________________________________

OPERATING INCOME          398,318      322,075      687,581      496,033
________________________________________________________________________

OTHER INCOME (EXPENSE)
  Interest income          18,876       19,890       35,741       40,202
  Interest expense        (17,206)      (9,215)     (36,165)     (16,983)
  Loss on disposal
   of assets                   --       (1,345)          --       (1,345)
  Other                     1,848        5,977        3,906        9,796
________________________________________________________________________

TOTAL OTHER INCOME
  (EXPENSE)                 3,518       15,307        3,482       31,670
________________________________________________________________________

INCOME BEFORE TAXES       401,836      337,382      691,063      527,703
INCOME TAXES               15,412       55,210        4,676       90,341
________________________________________________________________________

NET INCOME            $   386,424  $   282,172  $   686,387  $   437,362
________________________________________________________________________
________________________________________________________________________

NET INCOME PER SHARE  $       .05  $       .04  $       .09  $       .06
________________________________________________________________________
________________________________________________________________________

See accompanying notes to consolidated financial statements.

                        BIOPOOL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  Six months ended June 30,
                                                    1996             1995
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $    686,387     $    437,362
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                   247,729          180,539
   Other                                            (2,878)           1,346
  Changes in operating assets and liabilities:
   Accounts receivable                            (186,782)        (298,380)
   Inventories                                    (394,936)        (332,902)
   Prepaid expenses and other assets                 9,411         (198,582)
   Refundable income taxes                           6,852               --
   Accounts payable and accrued expenses           350,421          273,277
   Income taxes payable                            (26,631)           4,801
   Amount due to officer                                --          (10,634)
  Deferred taxes                                  (129,457)              --
____________________________________________________________________________
CASH PROVIDED BY OPERATING ACTIVITIES              560,116           56,827
____________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment             (191,002)        (470,617)
  Proceeds from disposal of assets                      --              700
  Patents and other assets                          73,462          (71,243)
____________________________________________________________________________
CASH USED IN INVESTING ACTIVITIES                 (117,540)        (541,160)
____________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                             (4,017)          80,146
  Repayment of long-term debt                      (85,955)         (32,929)
  Issuance of long-term debt                         5,740          457,559
  Issuance of common stock                          36,286               --
____________________________________________________________________________
CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                         (47,946)         504,776
  Effect of exchange rates                          23,593           44,786
____________________________________________________________________________
NET INCREASE IN CASH                               418,223           65,229
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                         1,282,527        1,841,475
____________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD         1,700,750        1,906,704
____________________________________________________________________________
CASH PAID FOR:
  Interest                                    $     37,907     $     15,500
  Income taxes                                      44,955           50,218
___________________________________________________________________________
___________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six-month period ended June 30, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.   INVENTORIES

Inventories consist of the following:
                                          June 30,       December 31,
                                            1996             1995

  Raw materials                       $    687,352     $    616,637
  Work in process                          753,112          706,520
  Finished products                        796,382          518,753
                                      ____________     ____________

                                      $  2,236,846     $  1,841,910
                                      ____________     ____________

3.   INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary differences between income for financial statement and tax purposes.

In accordance with the provisions of SFAS 109, the Company regularly evaluates the components of its temporary differences and the related allowance account. At June 30, 1996, the Company reduced its allowance account approximately $200,000 in order to properly reflect the future benefit of such differences.

4.   NET INCOME PER SHARE

The net income per common share is based on the average number of common shares outstanding during each year (1996 - 7,962,143; 1995 - 7,893,366). The exercise of outstanding options would have an immaterial effect on earnings per share.

5.   RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition:
At June 30, 1996, the Company had cash and cash equivalents of approximately $1,701,000 and unused lines of credit of approximately $354,000.
Working capital has remained strong at approximately 4.6 to 1.0. With the recent introduction of new products and the elimination of non-recurring professional fees associated with the settlement of litigation in late 1995, management believes that the Company will continue to strengthen its financial condition.

Cash flows from operating activities were $560,116 for the six months ended June 30, 1996, an increase of approximately $503,000, or 886%, over the same period in 1995. This increase was primarily due to higher sales volume and a reduction in non-recurring professional fees.

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

Results of Operations:
Sales increased by $312,868, or 18%, to $2,089,049 for the three-month period ended June 30, 1996 and increased by $548,696, or 17%, to $3,866,934 for the six months ended June 30, 1996, compared to the corresponding periods in 1995. Sales increased generally throughout all product areas, including significant growth in Minutex-R- D-Dimer, as well as enhanced sales to certain key OEM accounts. Management expects to see continued growth in these areas during the remainder of 1996.

During the six-month period ended June 30, 1996, no customer accounted for over 10% of sales.

Cost of sales, as a percent of sales, increased by approximately 1%, from 48% to 49%, for the six-month period ended June 30, 1996, compared to the corresponding period in 1995. This increase was due primarily to the product mix sold during the period and does not, in the opinion of management, reflect a significant trend toward higher cost of sales.

Selling, general and administrative expenses increased approximately $71,000, or 7% for the six-month period ended June 30, 1996, over the corresponding period in 1995. This was due to increased consulting and professional fees incurred in connection with the Company's search for potential acquisitions of businesses and product lines and additional personnel necessary to meet increased sales and manufacturing demands.

Net income increased 37% to $386,424 in the second quarter of 1996 from $282,172 in the same period in 1995, and increased 57%, from $437,362 to $686,387, for the corresponding six-month periods ended June 30, 1995 and 1996, respectively. This was largely due to continuing growth in private-label accounts and the introduction of new products.

                                PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The Registrant's Annual Meeting of Stockholders was held on
        June 6, 1996.

   (b) The following directors were elected for the ensuing year at the Annual Meeting:

        Michael D. Bick, Ph.D.   Andrew L. Cerskus, Ph.D.
        Lewis J. Kaufman         Douglas L. Ayer

        No other director's term of office continued after the Annual
        Meeting.

   (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

        1. The election of Michael D. Bick, Ph.D., as a director:

           5,629,896 votes for, 17,550 votes against, 0 votes withheld, 0 abstentions, 0 broker non-votes.

        2. The election of Andrew L. Cerskus, Ph.D., as a director:

           5,629,896 votes for, 17,550 votes against, 0 votes withheld, 0 abstentions, 0 broker non-votes.

        3. The election of Lewis J. Kaufman as a director:

           5,629,896 votes for, 17,550 votes against, 0 votes withheld, 0 abstentions, 0 broker non-votes.

        4. The election of Douglas L. Ayer as a director:

           5,629,896 votes for, 17,550 votes against, 0 votes withheld, 0 abstentions, 0 broker non-votes.

   (d)  None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: July 26, 1996                   BIOPOOL INTERNATIONAL, INC.
                                      ___________________________
                                      (Registrant)





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