Form 10QSB
period 1996-09-30
BIOPOOL INTERNATIONAL INC
filed 1996-10-31
CIK 830736

__________________________________________________________________________

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

       /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    SECURITIES EXCHANGE ACT OF 1934

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended September 30, 1996
      ___________________________________________________________

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

Outstanding at September 30, 1996, Common Stock, $.01 par value per share, 7,997,049 shares.
__________________________________________________________________________

                      BIOPOOL INTERNATIONAL, INC.


                           TABLE OF CONTENTS

                                                                Page
PART I. FINANCIAL INFORMATION

   Item 1 -  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September
             30, 1996 and December 31, 1995                      3

             Consolidated Statements of Income for the
             Three and Nine Month Periods Ending September
             30, 1996 and 1995                                   5

             Consolidated Statements of Cash Flows for the
             Nine Month Periods Ending September 30, 1996
             and 1995                                            6

             Notes to Consolidated Financial Statements          7

   Item 2 -  Management's Discussion and Analysis or Plan
             of Operation                                        9

PART II.     OTHER INFORMATION

   Item 1 -  Legal Proceedings
             Incorporated by reference to the Company's
             Annual Report on Form 10-K for the year ended
             December 31, 1995

   Item 2 -  Changes in Securities
             Not Applicable

   Item 3 -  Defaults upon Senior Securities
             Not Applicable

   Item 4 -  Submission of Matters to a Vote of Security
             Holders
             Not Applicable

   Item 5 -  Other Information
             Not Applicable

   Item 6 -  Exhibits and Reports on Form 8-K
             The Company did not file any reports on
             Form 8-K during the three months ended
             September 30, 1996.


SIGNATURES                                                       10

                     BIOPOOL INTERNATIONAL, INC.

                     CONSOLIDATED BALANCE SHEETS
                                 September 30, 1996   December 31, 1995
                                     (Unaudited)
_______________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents         $   1,932,989       $   1,282,527
  Accounts receivable, net of
    allowance for doubtful
    accounts of $12,856 and
    $2,856 in 1996 and 1995,
    respectively                        1,280,527           1,153,608
  Inventories                           2,283,197           1,841,910
  Prepaid expenses and other
    current assets                        231,730             414,880
  Refundable income taxes                   3,483              61,820
  Deferred income taxes                   245,591                  --
_______________________________________________________________________

TOTAL CURRENT ASSETS                    5,977,517           4,754,745
_______________________________________________________________________

PROPERTY AND EQUIPMENT                  3,713,724           3,485,030
  Less accumulated depreciation
    and amortization                   (2,012,092)         (1,713,952)
_______________________________________________________________________

PROPERTY AND EQUIPMENT, NET             1,701,632           1,771,078
_______________________________________________________________________

OTHER ASSETS
  Patent application costs, net           165,201             150,555
  Excess of cost over net assets
    of acquired companies, net            629,291             670,586
  Other assets                             46,357              88,777
_______________________________________________________________________

TOTAL OTHER ASSETS                        840,849             909,918
_______________________________________________________________________

TOTAL ASSETS                        $   8,519,998       $   7,435,741
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                      BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED BALANCE SHEETS
                              (continued)
                                          September 30, 1996  December 31, 1995
                                              (Unaudited)
_______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank borrowings                           $    124,826        $     22,331
  Accounts payable                               203,123             252,548
  Accrued expenses                               530,558             467,575
  Income taxes payable                            56,521              53,915
  Current portion of long-term debt              174,033             181,621
_______________________________________________________________________________

TOTAL CURRENT LIABILITIES                      1,089,061             977,990
_______________________________________________________________________________

LONG-TERM DEBT, NET                              400,990             523,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
     50,000,000 shares authorized;
     9,489,828 and 9,428,530 shares
     issued and outstanding at
     September 30, 1996 and December
     31, 1995(less 1,492,779 shares
     held in treasury), respectively              94,899              94,286
  Additional paid-in capital                   9,590,107           9,547,906
  Accumulated deficit                         (2,799,782)         (3,813,162)
  Cumulative foreign currency
     translation adjustment                      144,723             104,914
_______________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY                      7,029,947          5,933,944
_______________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $  8,519,998       $  7,435,741
_______________________________________________________________________________
_______________________________________________________________________________

See accompanying notes to consolidated financial statements.

                      BIOPOOL INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
                         Three months ending       Six months ending
                              September 30,           September 30,
                         1996         1995         1996         1995
_______________________________________________________________________
SALES                 $2,005,593   $1,659,511   $5,872,527   $4,977,749
_______________________________________________________________________

COSTS AND EXPENSES
  Cost of sales          972,924      828,424    2,883,771    2,434,455
  Selling, general
   and administrative    641,817      787,066    1,807,337    1,881,275
  Research and devel-
   opment                 95,960       37,736      198,946      159,701
_______________________________________________________________________

TOTAL COSTS AND
  EXPENSES             1,710,701    1,653,226    4,890,054    4,475,431
_______________________________________________________________________

OPERATING INCOME         294,892        6,285      982,473      502,318
_______________________________________________________________________

OTHER INCOME (EXPENSE)
  Interest income         17,862       21,231       53,603       61,433
  Interest expense       (15,945)     (20,461)     (52,110)     (37,444)
  Gain (loss) on dis-
   posal of assets            35          999           35         (346)
  Other                       67       30,458        3,973       40,254
_______________________________________________________________________

TOTAL OTHER INCOME
  (EXPENSE)                2,019       32,227        5,501       63,897
_______________________________________________________________________

INCOME BEFORE TAXES       296,911      38,512      987,974      566,215
INCOME TAXES (BENEFIT)    (30,082)     40,972      (25,406)     131,313
_______________________________________________________________________

NET INCOME (LOSS)      $  326,993   $  (2,460)  $1,013,380   $  434,902
_______________________________________________________________________
_______________________________________________________________________

NET INCOME PER SHARE   $      .04   $      --   $      .13   $      .06
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                          Nine months ended September 30,
                                                  1996            1995
_________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $ 1,013,380     $   434,902
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                  370,732         328,699
   Other                                           (5,511)            346
  Changes in operating assets and liabilities:
   Accounts receivable                           (126,919)       (251,468)
   Inventories                                   (441,287)       (429,901)
   Prepaid expenses and other assets               73,151        (200,966)
   Refundable income taxes                         58,337         (58,249)
   Accounts payable and accrued expenses           13,558         571,253
   Income taxes payable                            (2,606)         (9,878)
   Amount due to officer                               --         (10,634)
  Deferred taxes                                 (245,591)             --
___________________________________________________________________________
CASH PROVIDED BY OPERATING ACTIVITIES             712,456         374,104
___________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment            (228,694)       (854,295)
  Proceeds from disposal of assets                     --           2,701
  Patents and other assets                        106,476        (261,885)
___________________________________________________________________________
CASH USED IN INVESTING ACTIVITIES                (122,218)     (1,113,479)
___________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                           102,495          26,087
  Repayment of long-term debt                    (128,325)        (74,992)
  Issuance of long-term debt                        5,740         520,742
  Issuance of common stock                         40,505              --
___________________________________________________________________________
CASH PROVIDED BY FINANCING ACTIVITIES              20,415         471,837
  Effect of exchange rates                         39,809         104,787
___________________________________________________________________________
NET INCREASE (DECREASE) IN CASH                   650,462        (162,751)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                        1,282,527       1,841,475
___________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD        1,932,989       1,678,724
___________________________________________________________________________
CASH PAID FOR:
  Interest                                    $    54,312     $    40,406
  Income taxes                                     44,419          24,000
___________________________________________________________________________
___________________________________________________________________________

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

2.   INVENTORIES

Inventories consist of the following:
                                      September 30,     December 31,
                                          1996              1995

  Raw materials                       $    566,719     $    616,637
  Work in process                          847,775          706,520
  Finished products                        868,703          518,753
                                      ____________     ____________

                                      $  2,283,197     $  1,841,910
                                      ____________     ____________

3.   INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Income taxes are provided based on earnings reported for financial statement purposes. Deferred taxes are provided on the temporary difference between income for financial statement and tax purposes.

In accordance with the provisions of SFAS 109, the Company regularly evaluates the components of its temporary differences and the related allowance account. At September 30, 1996, the Company reduced its allowance account approximately $300,000 in order to properly reflect the future benefit of such differences.

4.   NET INCOME PER SHARE

The net income per common share is based on the average number of common shares outstanding during each year (1996 - 7,972,778; 1995 - 7,897,336).
The exercise of outstanding options would have an immaterial effect on earnings per share.

5.   RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

At September 30, 1996, the Company had cash and cash equivalents of approximately $1,933,000 and unused lines of credit of approximately $248,000. Working capital has remained strong at approximately 5.5 to 1. With the recent introduction of new products and the elimination of non-recurring professional fees associated with the settlement of litigation in late 1995, management believes that the Company will continue to strengthen its financial condition.

Cash flows from operating activities were $712,456 for the nine months ended September 30, 1996, an increase of approximately $338,000, or 90%, over the same period in 1995. This increase was primarily due to higher sales volume and a reduction in non-recurring professional fees.

The Company believes that its current capital resources, including existing cash and access to available lines of credit, together with funds generated from operations, should be sufficient to meet the Company's operating requirements through the remainder of 1996. The Company may use a portion of its cash to acquire businesses, products, or technologies complementary to its business, although it has no current commitments for any such acquisitions.

RESULTS OF OPERATIONS

Sales increased by $346,082, or 21%, to $2,005,593 for the three-month period ended September 30, 1996 and increased by $894,778, or 18%, to $5,872,527 for the nine months ended September 30, 1996, compared to the corresponding periods in 1995. Sales increased generally throughout all product areas, including significant growth in Minutex D-Dimer, as well as enhanced sales to certain key OEM accounts. Management expects to see continued growth in these areas during the remainder of 1996.

During the nine-month period ended September 30, 1996, no customer accounted for over 10% of sales.

Cost of sales, as a percent of sales, remained constant for the nine-month period ended September 30, 1996, compared to the corresponding period in 1995.

Selling, general and administrative expenses decreased approximately $74,000, or 4% for the nine-month period ended September 30, 1996, over the corresponding period in 1995. This was due to the elimination of non-recurring professional fees incurred in connection with the Company's litigation in 1995.

Research and development expenses during the period were not material.

Net income increased to $326,993 in the third quarter of 1996 from $(2,460) in the same period in 1995, and increased 133%, from $434,902 to $1,013,380, for the corresponding nine-month periods ended September 30, 1995 and 1996, respectively. This was largely due to continuing growth in private-label accounts, the introduction of new products, and the elimination of non-recurring professional fees incurred in 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    October 21, 1996             BIOPOOL INTERNATIONAL, INC.
        ___________________           _____________________________________

                                      (Registrant)



                                      /s/ Michael D. Bick, Ph.D.
                                      _____________________________________
                                      Michael D. Bick, Ph.D.
                                      Chief Executive Officer and
                                      Chairman of the Board





                                      /s/ Jeffrey C. Hass
                                      _____________________________________
                                      Jeffrey C. Hass
                                      Secretary and Director of Finance