Form 10QSB/A
period 1996-09-30
BIOPOOL INTERNATIONAL INC
filed 1996-11-13
CIK 830736

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

                       BIOPOOL INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                          Nine months ended September 30,
                                                  1996            1995
_________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                  $ 1,013,380     $   434,902
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                  370,732         328,699
   Other                                           (5,511)            346
  Changes in operating assets and liabilities:
   Accounts receivable                           (126,919)       (251,468)
   Inventories                                   (441,287)       (429,901)
   Prepaid expenses and other assets               73,151        (200,966)
   Refundable income taxes                         58,337         (58,249)
   Accounts payable and accrued expenses           13,558         571,253
   Income taxes payable                             2,606          (9,878)
   Amount due to officer                               --         (10,634)
  Deferred taxes                                 (245,591)             --
___________________________________________________________________________
CASH PROVIDED BY OPERATING ACTIVITIES             712,456         374,104
___________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment            (228,694)       (854,295)
  Proceeds from disposal of assets                     --           2,701
  Patents and other assets                        106,476        (261,885)
___________________________________________________________________________
CASH USED IN INVESTING ACTIVITIES                (122,218)     (1,113,479)
___________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                           102,495          26,087
  Repayment of long-term debt                    (128,325)        (74,992)
  Issuance of long-term debt                        5,740         520,742
  Issuance of common stock                         40,505              --
___________________________________________________________________________
CASH PROVIDED BY FINANCING ACTIVITIES              20,415         471,837
  Effect of exchange rates                         39,809         104,787
___________________________________________________________________________
NET INCREASE (DECREASE) IN CASH                   650,462        (162,751)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                        1,282,527       1,841,475
___________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD        1,932,989       1,678,724
___________________________________________________________________________
CASH PAID FOR:
  Interest                                    $    54,312     $    40,406
  Income taxes                                     44,419          24,000
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