Form 10KSB
period 1996-12-31
BIOPOOL INTERNATIONAL INC
filed 1997-03-31
CIK 830736

____________________________________________________________________
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.     [ ]

The aggregate market value of Biopool International, Inc. Common
Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on March 18, 1997, was $21,624,000.

Number of shares of Common Stock of Biopool International, Inc., $.01 par value, issued and outstanding as of December 31, 1996:
8,570,380. Portions of Registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference in
Part III of this Annual Report.
_______________________________________________________________________

                        INDEX TO ANNUAL REPORT
                            ON FORM 10-KSB


PART I                                                          Page
                                                                ____

Item 1.       Business.                                            3

Item 2.       Properties.                                         16

Item 3.       Legal Proceedings.                                  17

Item 4.       Submission of Matters to a Vote
              of Security-Holders.                                17

PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters.                    18

Item 6.       Management's Discussion and Analysis of
              Results of Operations.                              18

Item 7.       Financial Statements and Supplementary Data.        21

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.             21

PART III

Item 9.       Directors and Executive Officers of the
              Registrant.                                         21

Item 10.      Executive Compensation.                             21

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management.                              21

Item 12.      Certain Relationships and Related Trans-
              actions.                                            22

Item 13.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.                            22


Signatures                                                        24

                                PART I

ITEM 1. BUSINESS

   Biopool International, Inc. (together with its BCA Division and subsidiaries, the "Company" or "Biopool") is engaged in the research, development, manufacture, and marketing of in vitro diagnostic products. Such products now number over 150 and are sold on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, blood centers, and research institutions.

   Biopool, headquartered in Ventura, California, was incorporated in Delaware in 1987 and through 1996 maintained three wholly-owned operating subsidiaries, each of which carries on research, manufacturing, and sales and marketing activities:

  -    Biopool AB ("Biopool Sweden") in Umea, Sweden, acquired by
       Biopool in March 1988.

  - Biopool Canada Inc. ("Biopool Canada," formerly Inter-Haematol Inc.) in Burlington, Ontario, Canada, acquired by Biopool in January 1990.

  - Medical Diagnostic Technologies, Inc. ("MeDiTech") in Ventura, California, acquired by Biopool in January 1992.

   Effective December 31, 1996, the Company merged the operations of the MeDiTech subsidiary into Biopool. There was no net change in personnel, operations, or facilities as a result of this consolidation.

   Effective January 1, 1997, the Company completed the acquisition of certain assets of the Blood Group Serology ("BGS") business of Organon Teknika Corporation ("OTC"), a division of the Dutch company, Akzo Nobel. The acquired business unit, located in West Chester, Pennsylvania, is being operated as an unincorporated division of the Company under the name "BCA, Division of Biopool International."

INDUSTRY

   Biopool's products are sold to specific market segments within the worldwide in vitro diagnostics market, estimated to be worth $18-20 billion annually. Such diagnostic products are used, in general, to diagnose disease, identify individuals at risk for developing certain diseases, monitor patients undergoing therapy, and evaluate blood components prior to transfusion. These products are typically referred to as reagents or test kits and are used by highly trained laboratory technologists utilizing a wide range of testing devices, which perform the ultimate analysis. In a typical example, patient samples (blood, plasma, urine, or other body fluids) are mixed with manufactured reagent(s), such as those produced by Biopool, and a reaction is then measured by specific instrumentation. The test result obtained thus provides certain diagnostic information to the clinician.

   In vitro diagnostic products are utilized by health care professionals worldwide. Diagnostic testing is most often performed in:
                  -   hospital-based laboratories
                  -   commercial reference laboratories
                  -   blood centers
                  -   plasma fractionation centers.

   Biopool's products address three key segments of the total in vitro diagnostics market:

1. Hemostasis/Fibrinolysis

   The market for these reagents and test kits is approximately $600 million worldwide. Such products are used to:

   - diagnose patients who have suffered clot-related circulatory diseases such as myocardial infarction, stroke, embolism, or deep vein thrombosis.

   - diagnose patients who are suffering from certain bleeding diseases

   -   monitor patients undergoing therapy for such diseases

   -   identify patients at high risk for such diseases.

2. Toxicology

   Toxicology products include drugs-of-abuse controls to effectively monitor the analyzer and technician variables associated with identifying abused substances, such as cocaine, marijuana, amphetamines, etc., in patient samples. The market for these controls is estimated at $30-50 million worldwide.

3. Blood Group Serology

   Worldwide, the market for blood group serology products is estimated at approximately $300 million. Generally, such products are used for:

   -   blood grouping and compatibility tests prior to transfusion
   -   typing for Rh and other blood group factors
   -   detection and identification of blood group antibodies.

   Biopool's products are sold to over 4,000 such facilities worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world ("ROW").

PRODUCTS

* Test Kits Used for Measuring Various Components of the Fibrinolytic
  System

   The fibrinolytic system consists of a number of enzymes and other proteins that participate in limiting the size of blood clots and in the dissolution of blood clots that form when the blood vessel wall is damaged. The clot forms around clumped or aggregated blood platelets forming a temporary "plug" to prevent blood loss. When the fibrinolytic system is hypoactive, the blood clot can become oversized and disrupt blood flow, resulting in tissue damage. The principal enzyme involved in fibrinolysis is plasmin. Plasmin is formed from its inactive precursor, plasminogen, by the action of the naturally occurring enzymes, tissue plasminogen activator ("tPA"), and urokinase plasminogen activator ("uPA"). A high plasma level of the principal inhibitor of plasminogen activators, PAI-1 (plasminogen activator inhibitor, type 1), has been described in the scientific literature as an important risk factor in developing venous and arterial thrombosis. Hyperactive fibrinolysis, including decreased levels of inhibitors, may result in bleeding problems. Some representative fibrinolytic products manufactured by Biopool include:

   TintElize-R- and Imulyse-TM- - Biopool's ELISA (enzyme-linked immunosorbent assay) products used for measuring tPA, uPA, PAI-1, PAI-2, and Lp(a) antigen. Lp(a), a lipoprotein which contains a surface protein with structural similarity to plasminogen, has been described as an important new indicator for the risk of developing atherosclerotic disease.

   Spectrolyse-R- - kits that measure enzymatic activity by hydrolysis of a synthetic chromogenic substrate. Biopool makes these kits for the determination of alpha-2-antiplasmin, tPA, and PAI-1 activity in plasma.

   Minutex-R- - kits that use the agglutination of latex beads to detect certain analytes. Biopool markets such a kit for the determination of fibrin D-dimer, which is a rapid indicator of a clot present in the circulation.

   Stabilyte-TM- - a unique patented blood collection device that stabilizes tPA activity and other serine proteases in blood after collection, greatly simplifying their measurement.

   Fibrinolysis Reference Plasma - a unique reference plasma used as a clinical laboratory control for tPA and PAI-1 determination.

* Test Kits for Measuring Various Components of the Blood Coagulation (Clotting) System

   The coagulation system consists of a number of clotting factor proteins that interact in a complex way to cause the polymerization of fibrinogen to fibrin, resulting in clot formation. The clotting factors, identified by Roman numerals (e.g., factor II, factor VIII, etc.), also have inhibitors present in the circulation which limit their activity. Congenital or acquired deficiencies of any of the clotting factors may result in bleeding, while deficiencies in the inhibitors are associated with thrombotic (clot-forming) complications. Some representative product lines manufactured by Biopool include:

   Spectrolyse-R- - as described above, are kits used to measure the activity of a given analyte through hydrolysis of a synthetic chromogenic substrate. Biopool makes kits for the determination of factor VIII, plasminogen, protein C, antithrombin III, and heparin.

   Bioclot-TM- - kits that determine the plasma activity of a given analyte by clotting time assay. Biopool makes Bioclot-TM- kits for the determination of protein C and, in early 1996, received U.S. Food and Drug Administration ("FDA") approval to market an additional Bioclot-TM- kit for the determination of protein S. Both of these proteins are highly important, naturally occurring anticoagulants, whose absence can result in severe thrombotic disorders.

   Electroimmunodiffusion ("EID") - kits for the determination of protein C, protein S, and von Willebrand factor.

   Factor Deficient Plasmas - human plasmas synthetically depleted of individual clotting factors using specific monoclonal and polyclonal antibodies. These plasmas are used as substrate plasmas in the clinical laboratory in the determination of clotting factor deficiency in patients.

   Hemostasis Reference Plasma - a freeze-dried reference plasma that has been assayed against international plasma standards
(obtained from the World Health Organization) for over 17 hemostasis analytes and marketed as a universal control plasma.

* Products Used in the Routine Screening of the Coagulation System, Monitoring Patients on Oral Anticoagulant or Heparin Therapy, and Assessing Platelet Function

   Thromboplastin - used for monitoring patients on oral anticoagulant therapy, for routine coagulation system assessment, and in specific clotting factor assays.

   APTT Reagent - used in the monitoring of patients on therapeutic heparin, presurgical screening, routine coagulation system screening, and in coagulation factor assays.

   Fibrinogen Kit - used in the routine determination of fibrinogen when assessing bleeding disorders. There is an increasing interest in the performance of fibrinogen assays as an abnormally high level of plasma fibrinogen is considered a risk factor for thrombotic disease.

   Coagulation Control Plasmas - freeze-dried, stabilized human plasmas used in the day-to-day control of routine coagulation tests.

   FDP Collection Tube - a specialized system of blood collection designed for use in fibrin degradation product ("FDP") assays and compatible with a variety of commercially available FDP kits.

   Platelet Aggregation Reagents - used in the determination of blood platelet abnormalities.

   Ristocetin Cofactor Assay - used in the diagnosis of von
Willebrand disease, one of the most common hereditary bleeding disorders in the human population.

* Blood Group Serology Products

   The products manufactured by the Company's BCA Division are primarily used to detect the absence or presence of antigens and antibodies in blood components. Antigens are present on the surface of red cells, one of the primary cellular blood components. Antibodies are present in the serum or plasma and are produced as a result of contact with foreign substances (antigens). The four major blood groups are A, B, AB, and O and are measured by the presence or absence of antigens on red blood cells. Many other blood group systems have been identified, and twenty antigens within these systems are routinely included in blood bank testing. It is imperative that the blood bank technologist correctly match the donor blood to the patient's blood type, thus requiring the use of products such as those manufactured by BCA.

   The BCA product line consists of over 75 products used to determine the presence or absence of antigens and antibodies in blood. The BCA products are categorized into several major areas. The following list encompasses the products and applications for use.

   Monoclonal ABO Antisera - used to detect and identify ABO antigens on the surface of red blood cells. Test results determine the A, B, AB, or O blood type of the specimen.

   Rh Typing Antisera - used to detect Rh antigens on the surface of red blood cells. Primary use is to classify the specimen as Rh positive or Rh negative.

   Anti-Human Globulin Reagents - allow for the antigen and antibody to link together so the reaction is detected. Primarily used in crossmatching and in antibody screening and identification procedures.

   Potentiators - increase the sensitivity of antibody detection tests while decreasing the time needed to perform such tests. Used in crossmatching and in antibody screening and identification procedures.

   Reagent Red Blood Cells - used to detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results, and verify the addition and performance of the anti-human globulin reagent.

   Rare Antisera - used to detect the presence or absence of other clinically significant rare blood group antigens.

   Quality Control Kits - used to check and confirm the consistent performance of routine blood bank reagents.

   Specialty Reagents - adsorb unwanted antibodies from the test system so that clinically significant antibodies can be detected.
Used for special serological cases.

   Proficiency Testing Kits - used to check the proficiency of the medical technologist to insure the accuracy of blood banking techniques.

   Antigen Plus Software - manages commercial red blood cells and rare frozen cells in a custom database. Eliminates manual red blood cell searches. Used in conjunction with antibody identification procedures.

   Rho(D) Immune Globulin - an injectable for the prevention of hemolytic disease of the newborn. Administered to Rh negative women antenatally and postpartum, if necessary. This product, also known as RHIG, is distributed by Biopool and manufactured by Bayer.

* Miscellaneous Products

   Drugs-of-Abuse Controls - a system of multi-level, multi-analyte, liquid-stable controls used as quality control checks when testing for drugs of abuse (e.g., barbiturates, opiates, amphetamines, etc.) in clinical laboratory and forensic lab settings.

   Clinical Chemistry Reagents - used for the determination of blood constituents such as cholesterol, lipase, triglycerides, alkaline phosphatase, blood urea nitrogen, and others. While the Company has developed a range of clinical chemistry reagents, it has put very little effort into selling such reagents in a highly competitive market, resulting in only minimal sales of such products.

* Products under Development and R&D

   Biopool carries out product development activities at each of its four worldwide facilities. Most product development is aimed at broadening the product offering in the market niches already served by the Company, introducing updated versions (quicker, more user-friendly, more accurate, etc.) of current products, and conducting research aimed at evaluating technology applicable to new methods of diagnostic testing.

   Biopool received FDA 510(k) approval to market eight new products in 1996, all of which represented product improvements or product line extensions in the Company's existing business.

   For the fiscal years ended December 31, 1996, 1995, and 1994, the Company spent $263,000, $199,000, and $174,000, respectively, for research and development. Management expects to increase such expenditures by at least 50% in 1997, largely due to additional R&D activities at the newly acquired BCA Division.

Current product development activities include:

Hemostasis

- Development of a new generation D-dimer kit that can be used on automated clinical chemistry analyzers. D-dimer is currently the Company's largest selling hemostasis product, and the Company believes the market for D-dimer testing will continue to grow. Its current format is a latex-agglutination slide test that is manually performed and read by a technologist. The version under development is expected to be lower cost and amenable to high-volume testing.

- To further augment Biopool's position in D-dimer testing, the Company is developing a rapid, point-of-care device to quantitatively measure D-dimer in patient blood.

- In 1995, the Company acquired certain technology from the University of Alberta to be used in developing a test kit for the diagnosis of Heparin-Induced Thrombocytopenia ("HIT"). Pilot lots to be used in clinical evaluation are expected to be produced in the second quarter of 1997; and, thereafter, a determination will be made as to whether or not to proceed to a commercial test kit.

- In January 1997, the Company entered into an Option Agreement with the Research Foundation of the State University of New York ("SUNY") to evaluate certain inventions and know-how relating to the "Method for Assaying Components in an Enzyme-Protein Substrate System." Although not yet issued, notice of allowance for the original patent application has been received by the Foundation. The Option Agreement allows Biopool to receive know-how from the inventors, Dr. Scott Diamond and associates, at SUNY-Buffalo, and evaluate the technology for six months. At the election of Biopool, the parties will then negotiate a Definitive License Agreement. The original patent application is for "Rapid Assays of Activators and Inhibitors of Clotting," and utilizes fluorescent-labeled proteins as a means of detecting such biological reactions. The Company believes the application of this technology could fit well with Biopool's wide range of assays in the field of hemostasis. It is our intent to evaluate this technology for key hemostasis proteins to make these assays more sensitive, easier, quicker, and more broadly available to the clinical laboratory. Furthermore, if the Company is successful in applications for hemostasis tests, the technology may have broad applications to many other enzymes and related proteins that are commonly tested in the clinical laboratory.

Blood Group Serology

   The development of hybridoma technology has led to a widespread availability of monoclonal antibodies for use in blood group serology reagents. The Company recognizes the potential for the application of monoclonal antibodies to several of its blood bank products and is pursuing a program to introduce monoclonal-based products wherever the technology proves to be advantageous.

   The Company currently markets six FDA approved monoclonal-based reagents. Three of the antiglobulin reagents contain monoclonal anti-C3, prepared from clones owned by the Company. Raw material for the remaining products are currently purchased from a single supplier. Should the supply of these materials from this source be interrupted, the Company anticipates alternate sources could be located.

   Biopool is pursuing the development of the following reagents using purchased monoclonal antibodies: anti-D (IgM), anti-D (IgM/IgG), anti-C, anti-c, anti-E, and anti-e. FDA submission for the two anti-D reagents is planned by year-end, and for the remaining reagents by the second quarter of 1998. A new product for detecting fetal red cells in maternal circulation is also under development, with 510(k) filing to the FDA anticipated by year-end.

MANUFACTURING AND QUALITY CONTROL

   The Company currently manufactures its reagents and assembles its test kits at its facilities in Ventura, California; West Chester, Pennsylvania (as of January 1, 1997); Umea, Sweden; and Burlington, Canada. Many of the raw materials used in the manufacture of its test kits, including polyclonal antibodies, monoclonal antibodies, and purified proteins, are prepared by the Company. In cases where raw materials are obtained from outside sources, the Company avoids dependence on any one source. Human plasma, an important starting material for many of the products, is sourced from licensed blood banks and plasmapheresis centers. Red cell products are prepared from whole blood collected and sold by licensed blood banks. The Company believes that the available sources of materials are adequate for its present and anticipated needs.

   All of the Company's products are manufactured in accordance with Good Manufacturing Practices ("GMP's") for Medical Devices as promulgated by the FDA. All Company facilities are registered as Device Manufacturing Establishments with the FDA. The West Chester ("BCA") facility is further licensed by the FDA for the manufacture of biological products. Three U.S. FDA product licenses are in effect allowing for the manufacture and distribution of blood group serum, reagent red blood cells, and anti-human globulin products.
The Company is registered with the U.S. Drug Enforcement Administration to handle Schedules I-V controlled substances. Vial-filling, freeze-drying, microtiter plate-filling, and processing equipment are adequate for the Company's present needs. Management believes that two- to three-fold volume increases can be accommodated with little additional investment in facilities. Furthermore, the BCA facility in West Chester has been certified to meet the requirements of ISO 9001 standards of quality. The Company's other three locations are currently undergoing preparations to become ISO certified, which is expected to be completed no later than 1998.

MARKETING AND DISTRIBUTION

   The Company markets and sells its products through regional and national distributors and, effective January 1, 1997, through ten outside sales representatives. The Company's sales personnel are highly experienced in the technical aspects of the product line and include blood bank specialists and others with advanced degrees in medical technology.

   Biopool's products are sold outside of the U.S. through an extensive network of independent distributors in over 50 countries worldwide. With the acquisition of the BGS business from OTC, the Company entered into a distribution agreement with Organon Teknika B.V. ("OTI") allowing for the continuance of blood group serology product distribution through OTI foreign affiliates on a non-exclusive worldwide (non-U.S.) basis. To date, the Company has received and filled orders from over twenty OTI foreign affiliates and ten new third-party distributors.

   The Company's sales and marketing activities are supported by two directors of marketing, one for hemostasis products and one for blood group serology products; three dedicated technical service personnel; and one telesales employee. The technical service personnel provide continuing education to customers through sponsored workshops and consultation services and also prepare and provide numerous examples of technical support documentation. Gulf Coast Regional Blood Center in Houston, Texas, is retained by the Company as an outside consultation laboratory to further service customer needs.

   The Company's customer base is now over 4,000 end-users in the U.S., with non-U.S. distribution utilizing over 50 independent dealers in more than 50 countries. The Company augments its direct sales activities through active participation in a number of key regional, national, and international industry trade shows, including the American Association of Clinical Chemistry, the American Association of Blood Banking, the American Society of Hematology, and Medica (Dusseldorf, Germany). In addition, the Company maintains a visable market presence by exhibiting at over 20 regional blood bank meetings annually.

   In addition to product sales to end-user customers through Company sales personnel or distributors, Biopool also has significant sales derived from private label ("PL") and Original Equipment Manufacturer ("OEM") business with other companies in the hemostasis and drugs-of-abuse testing markets. Such PL/OEM accounts include Biosite Diagnostics, Dade International, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson & Johnson), Pacific Hemostasis (a division of Fisher Scientific), and Sigma Diagnostics (Sigma/Aldrich).

   No customer accounted for over 10% of sales during 1996.

   PL/OEM products accounted for 47% of sales in 1996.

   Sales by geographic region for 1996 were: U.S. and Canada
$4,432,000, Europe $2,518,000, Asia-Pacific $438,000, Mexico and
South America $263,000, and ROW $369,000. With the inclusion of the BCA business, management expects a somewhat similar breakdown of sales by geographic area for 1997.

MARKETS AND COMPETITION

   The Company believes that the worldwide market for in vitro diagnostics is approximately $18-20 billion and that the existing market for blood coagulation, fibrinolysis, and thrombotic risk factors is approximately $600 million. The total worldwide blood group serology market is approximately $300 million.

   Biopool markets its products and competes on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than those of the Company. In the hemostasis area, these companies include Behring Diagnostics (a division of Hoechst), Boehringer Mannheim, Dade International, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson and Johnson), and Sigma Diagnostics (Sigma/Aldrich).

   Also, a number of companies of a similar profile to Biopool are engaged in the research and development of diagnostic test kits relating to the Company's historical market niche of hemostasis/fibrinolysis. Some of these include: Diagnostica Stago S.A. (France), Chromogenix AB (Sweden), and Agen, Inc. (Australia). Biopool currently has approximately a 1% worldwide market share in hemostasis products.

   In the blood group serology business, major competitors include Ortho, Immucor, and Gamma Biologicals, with approximately 45%, 27%, and 15% U.S. market share, respectively. The BCA products enjoy an approximate 5% U.S. market share. In addition to these same competitors worldwide, other competitors include Diamed (Switzerland), Biotest (Germany), and Diagast (France). BCA products have a non-U.S. market share of approximately 3%.

   Competition is based upon a number of factors, including product quality, customer service, price, continuous availability of product, breadth of product range, and the strength and effectiveness of the sales and marketing organization. Biopool is a recognized leader and innovator in its core business. The Company believes its test kits and reagents compete on the basis of price, relative ease of use, quality, accuracy, and precision.

SUPPLIERS

   The Company obtains raw materials from numerous outside vendors. Key raw materials include whole blood, plasma, anti-sera, platelets, and monoclonal antibodies. The Company generally has more than one source for its raw materials, except for certain monoclonal antibodies utilized in its blood group serology products. The Company is currently evaluating additional suppliers to reduce its dependence on any single vendor.

   Certain of the Company's hemostasis products are derived from plasma obtained from individuals with rare genetic deficiencies of certain clotting factors (such as factor VIII, Hemophilia A). In order to reduce reliance on this diminishing resource, the Company has in recent years developed methodologies in-house to prepare "immuno-depleted" plasmas that mimic these congenital disorders.

   Within the blood group serology product line, certain products are derived from the blood of individuals with rare combinations of antigens and/or antibodies. Such donor individuals are rare, and the Company has from time to time experienced delays or disruptions in supplies.

PATENT, TRADEMARKS, AND PROPRIETARY INFORMATION

   The Company considers the protection of discoveries in connection with its research and development on test kits important to its business. The Company's research scientists seek patent protection for technology when deemed appropriate and, to date, have filed and assigned to the Company applications for United States and foreign patents covering several general product areas.

   The Company is also reliant on trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop its competitive position. Many of the Company's key employees and consultants have entered into confidentiality agreements and have agreed to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ, or in the course of services performed on the Company's behalf. However, there can be no assurance that others may not acquire or independently develop similar or superior technology, or, if patents do not issue with respect to products arising from research, that the Company will be able to maintain information on such research as proprietary technology or trade secrets. The Company performs an ongoing assessment of the value of the costs capitalized in its intangible assets.

   The Company has established rights in the trademarks "MeDiTech," "Imulyse," "Spectrolyse," "Desafib," "Desafib X," "Chromolize,"
"TintElize," "Stabilyte," "Accucell-16," "Re CAP," "Quik Chek,"
"W.A.R.M.," "RESt," "HPC," "Acculiss," EM-V," "EM-X," and "Self-Check." The marks Biopool-R-, BCA-R-, TintElize-R-, Minutex-R-, Tencell-R-, Spectrogen-Duo-R-, Spectrogen Trio-R-, Confirmcells-R-, and
Coatagen-R- have been registered by the Company with the United
States Patent and Trademark Office.

GOVERNMENT REGULATIONS

   The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries in which the Company's diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the preclinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manufacturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification. Such application must contain information that establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. Over 80 of the Company's products have received marketing approval via the 510(k) process.

   The manufacture and distribution of products intended for use in blood banks is a highly regulated business. The Company is subject to ongoing compliance with various federal, local and international laws, regulations and rules regarding establishment and product licensing, as well as product labeling and other manufacturing and testing activities. BCA is currently manufacturing and distributing blood bank reagents under establishment license number 956-004 granted to Organon Teknika, Inc., from which the business was purchased. The Company has filed an establishment license application and three product license applications which are required to formally transfer the manufacture and distribution of the blood group serology product line to Biopool International. FDA licensure is expected during the second quarter of 1997, at which time Biopool International, Inc., can market the affected products under the BCA label and proceed with registration activities in those export locales requiring such.

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

RISK FACTORS

   MANUFACTURING; RAW MATERIALS. The Company's manufacturing process relies on the continued availability of high-quality raw materials, many of which it currently receives from specific vendors. Although the Company believes that there are other sources of supply available to it, a change in vendors, or in the quality of the raw materials supplied to it, could have an adverse impact on its manufacturing process and, ultimately, on its finished products. The Company has from time to time experienced a disruption in the quality or availability of certain key raw materials, which has created minor delays in the ability of the Company to fill orders for certain test kits. No assurance can be given that such variations will not in the future cause more significant delays, or have a more detrimental impact on any of the Company's products.

   COMPETITION. The Company is engaged in a segment of the human health care products industry that is highly competitive.
Competitors in the United States and elsewhere include major pharmaceutical, chemical, and biotechnology companies, many of which have substantially greater capital resources, marketing experience, research and development staffs, and facilities than Biopool. Any of these companies could succeed in developing products that are more effective than any that have been, or may be, developed by Biopool and may also be more successful than Biopool in producing and marketing their products. However, to date, many of these companies have relied on Biopool as their source for certain key products.

   INTERNATIONAL SALES. International sales accounted for approximately 48% and 50% of Biopool's revenues in 1996 and 1995, respectively. International sales can be subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, and potentially adverse tax consequences. Biopool depends on third-party distributors for a material portion of its international sales. The loss of, or other significant reduction in sales to, certain of these third-party distributors could have a material adverse effect on the Company's business and results of operations. Approximately 30% of the Company's sales are made in Swedish Krona. Gains and losses on the conversion of accounts receivable arising from international operations have in the past contributed, and may continue to contribute, to fluctuations in the Company's results of operations. In addition, increases in the exchange rate of the dollar to foreign currencies could cause the Company's products to become relatively more expensive to customers in an affected country, leading to a reduction in sales or profitability in that country.

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

   VOLATILITY OF STOCK PRICE. The Company's common stock is quoted on the Nasdaq Small Cap Market, and there has been substantial volatility in the market price of such common stock. The trading price of the common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of the common stock of many technology companies, in particular, and which have, at times, been unrelated to operating performance of the specific companies whose stock is affected.

EMPLOYEES

   At the end of 1996, the Company had 54 full-time employees:  26 in the U.S., 15 in Sweden, and 13 in Canada. With the acquisition of the BCA Division from OTC, the Company acquired 60 additional employees in the U.S. for a total of 114 employees. Many employees hold advanced degrees or certifications in medical technology. Four individuals hold Ph.D. degrees in the biological sciences. The Company's ability to develop, manufacture, market, and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. Certain of Biopool's employees are members of national unions. The Company believes its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

   The information is disclosed in Note 8 to the consolidated financial statements included herein under Item 13.

ITEM 2. PROPERTIES

   Biopool International leases a 20,000 square-foot facility in Ventura, California, providing administrative, laboratory, manufacturing, and warehouse space, where Biopool's corporate offices are also located. Key manufacturing facilities include clean rooms, high-speed vial filling and capping capabilities, and a freeze-drying capacity of up to 40,000 vials per lot. Under the terms of the five-year lease agreement expiring in 1999, the base rent for this facility is approximately $108,000 per year with annual increments tied to the Consumer Price Index.

   The BCA facility purchased January 1, 1997, consists of 36,000 square feet on a seven and one-half acre lot in a suburban office park. Special features within the facility include three class 1000 clean rooms, each containing a class 100 horizontal laminar flow hood. Associated with the clean rooms are a changing room, entry corridor, exit room, and pass-through dry heat and steam sterilizers. Two additional clean rooms are designated as class 10,000. Each contains one or more class 100 horizontal laminar flow hoods. Two manufacturing rooms contain high-efficiency exhaust systems and class 1 respirator connections. There is batch size capacity for bulk manufacture and sterile filtration for up to 600 liters. Laboratory capabilities include serological assay, defibrination, delipidation, adsorption, centrifugation, and determinations for pH, protein, and chloride. Additional testing capabilities include sterility testing and verification of cell concentration, fill volume, and applied torque.

   Biopool Sweden leases a 7,800 square-foot facility in Umea, Sweden, providing administrative, laboratory, warehouse, and manufacturing space. The laboratories are particularly suited for the preparation of high-quality biochemicals for use in the Company's test kits. Annual rent is approximately $87,000 pursuant to the terms of a ten-year lease expiring in 2002. The lease provides for termination after four years without penalty at the tenant's option.

   Biopool Canada leases a 6,700 square-foot facility in Burlington, Ontario, pursuant to the terms of a ten-year lease expiring in 2002, which provides for a yearly base rental of approximately $48,000 with annual increments limited to increases in the Consumer Price Index. This facility houses administrative, laboratory, warehouse, and manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

   The business of the Company may give rise to routine litigation. In management's opinion there are no actions or claims pending or threatened which are not adequately covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

   The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol BIPL.  The following sets forth the high and low trade prices for the common stock for the periods indicated as reported by NASDAQ.  The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.
                           1996                     1995
                     HIGH         LOW         HIGH         LOW

Fourth quarter     $3- 9/16     $2- 1/16    $2- 1/2      $1- 7/32
Third quarter       2- 7/16      1-11/16     3              15/16
Second quarter      2- 9/16      1- 5/8      1-11/16        21/32
First quarter       2-11/16      1- 1/16     1- 1/4         13/16

(a) On March 18, 1997, the closing trade price of the Company's common stock, as reported by NASDAQ, was $3-1/16.

(b) As of March 18, 1997, there were 252 holders of record. A large number of shares are held in nominee name. Based upon information provided by the Company's transfer agent, American Stock Transfer and Trust Company, the Company believes it had approximately 2,000 shareholders on the same date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF BLOOD GROUP SEROLOGY

     On January 1, 1997, the Company purchased certain assets of the BGS Division of OTC. Management believes that the acquisition expands and broadens its product line and provides an expanded direct sales force for its products. Management also believes that the acquisition provides the Company with a number of strategic advantages that will enhance its existing business. Assuming the acquisition had occurred on January 1, 1996, pro forma combined results of the Company and BGS for the year ended December 31, 1996, reflect revenue of $16.0 million and net income of $1.5 million, equal to $0.17 per share. Such pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future. However, management believes that in 1997 the number of employees; revenues; cost of sales; and sales, general and administrative expenses will approximately double from 1996 levels.

1996 VERSUS 1995

     Sales

     Sales for the year ended December 31, 1996, increased from the prior year approximately $1,358,000, or 20%, to $8,020,000. Sales growth continued across nearly the complete line of 75 products as the Company continued to expand its direct sales presence in the U.S. The Company also experienced sales growth from certain of its international distributors. The Company continued to expand its private label/OEM business to key corporate clients, representing 47% and 44% of total revenues in 1996 and 1995, respectively.

     The Company's customers are dispersed over wide geographic areas, and no customer exceeded 10% of sales in 1996. Sales in the United States and Western Europe accounted for 52% and 31%, respectively, of total sales during 1996.

     Foreign transaction gains and losses for the Company were minimal in 1996 and 1995. The impact of foreign currency translation differences was considered insignificant in 1996.

     The Company believes that its sales will continue to be influenced by many additional factors, including the introduction of new diagnostic test kits, success in marketing its test kits to the clinical market, increased awareness and demand for testing by physicians, expansion of the Company's products into new geographic areas through distributors and OEM relationships, and foreign currency fluctuations. Rapid changes in technologies, demand level for certain diagnostic tests, price competition, continued efforts worldwide to reduce health care costs (including diagnostic testing), and the availability of high-quality raw materials may also have a material impact on the Company's short- and long-term sales.

     Costs and Expenses

     From 1995 to 1996, cost of sales increased $561,000, or 16%, to $4,091,000. This represents 51% as a percentage of sales, compared with 53% for 1995. The decrease was largely due to a concerted program to improve efficiencies in manufacturing, seek better pricing from vendors on raw materials, and improve inventory management. Research and development expenses showed an increase to $263,000 in 1996 versus $199,000 in 1995. The Company continues to invest in research and development aimed at improvements to the existing product line, new diagnostic reagents in hemostasis, and evaluation of newer technologies which may be applicable to current and future diagnostic test kits. Research and development expenses are expected to increase approximately 50% in 1997.

     Selling, general and administrative expenses decreased by $239,000 to $2,509,000 in 1996 from $2,748,000 in 1995. This decrease is due primarily to significant non-recurring legal fees (approximately $430,000) incurred by the Company in 1995. Selling costs, however, increased in 1996 over 1995 primarily as a result of considerably enhanced sales and marketing activities which include the addition of two national sales managers, greater travel to support their activities, and enhanced presence at national and international trade shows. The Company expects selling costs to increase further in 1997 as it continues to build its market presence in the U.S. and abroad. Another factor contributing to increased selling, general and administrative expenses in 1996 was the creation of two new positions, chief financial officer and vice president/general manager. The Company expects to incur additional transitional costs associated with the integration of the BGS operations.

     Income Taxes

     The Company's income tax benefit primarily represents state franchise and foreign government income taxes, which were offset by a $400,000 reduction of the NOL valuation allowance. The Company has remaining net operating loss carryforwards of approximately $250,000 in the United states available to offset future taxable income.

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

     Selling, general and administrative expenses increased from $2,205,000 in 1994 to $2,748,000 in 1995, an increase of approximately 25%. This increase was, in large part, due to significant non-recurring professional fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources remained strong throughout 1996. In anticipation of the BGS acquisition that was consummated on January 1, 1997, the Company sold 500,000 shares of its common stock in December 1996, netting $1,094,000, and drew down $3,500,000 on a new term note. $4,500,000 of these proceeds were recorded as other long-term assets at December 31, 1996. Working capital was $3,935,000 and the ratio of current assets to current liabilities was 3.0 as of December 31, 1996. The comparable figures for 1995 were $3,777,000 and 4.9.

     Cash flows from 1996 operations were $1,190,000. It is anticipated that existing cash and ongoing cash flows from operations will provide sufficient working capital needs for the Company for the foreseeable future. Approximately $150,000 of additional acquisition costs will be capitalized in the first quarter of 1997.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data have been included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




                               PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

   (a) (1) and (2) The following consolidated financial statements of Biopool International, Inc., and subsidiaries are hereby included by reference to Item 7:

                                                           PAGE NO.

        Report of Independent Auditors                          26

        Consolidated balance sheets as of December 31,
           1996 and 1995                                        27

        Consolidated statements of income for the years
           ended December 31, 1996, 1995 and 1994               29

        Consolidated statements of stockholders' equity
           for the years ended December 31, 1996, 1995
           and 1994                                             30

        Consolidated statements of cash flows for the years
           ended December 31, 1996, 1995 and 1994               31

        Notes to consolidated financial statements              32

        (3)  Listing of Exhibits

        EXHIBIT NO.

         3.1    Certificate of Incorporation (1)
         3.2    By Laws (1)
         4.1    Form of Five-Year Common Stock Purchase
                Warrant and list of holders (2)
        10.2    1987 Stock Option Plan (1)
        10.2    1993 Stock Incentive Plan (3)
        11      Computation of Earnings Per Share
        21    Subsidiaries of the Registrant
        ____________________________________________________________

        (1)  Incorporated by reference to the Registrant's
             Registration Statement on Form S-1 (File No. 33-20584).

        (2)  Incorporated by reference to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December
             31, 1993.

        (3)  Incorporated by reference to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December
             31, 1994.

   (b)  Reports on Form 8-K filed during the fourth quarter of 1996:

        Form 8-K dated November 4, 1996.
          Item 2.  Acquisition or Disposition of Asset -
          Announcement of signing definitive Sales and Purchase
          Agreement to acquire assets of the Blood Group Serology business from Organon Teknika.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Biopool International, Inc.



Date:  March 27, 1997                BY:  /s/ Michael D. Bick
       _________________                  ________________________
                                          Michael D. Bick, Ph.D.
                                          Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael D. Bick
_______________________    Chairman and              March 27, 1997
Michael D. Bick, Ph.D.     Chief Executive Officer


/s/ Robert K. Foote
_______________________    Chief Financial Officer   March 27, 1997
Robert K. Foote


/s/ Andrew L. Cerskus
_______________________    Director                  March 27, 1997
Andrew L. Cerskus, Ph.D.


/s/ Douglas L. Ayer
_______________________    Director                  March 27, 1997
Douglas L. Ayer


/s/ Lewis J. Kaufman
_______________________    Director                  March 27, 1997
Lewis J. Kaufman

                       ANNUAL REPORT ON FORM 10-KSB

                            ITEM 13(a)(1) and (2)

           LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                 SCHEDULES

                       YEAR ENDED DECEMBER 31, 1996

                         BIOPOOL INTERNATIONAL, INC.

                            VENTURA, CALIFORNIA

                 REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Biopool International, Inc.

   We have audited the accompanying consolidated balance sheets of Biopool International, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopool International, Inc., at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                                Ernst & Young LLP


Woodland Hills, California
March 11, 1997

                   BIOPOOL INTERNATIONAL, INC.

                   CONSOLIDATED BALANCE SHEETS

                                              December 31,
                                         1996             1995
_________________________________________________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $ 2,019,000      $ 1,282,000
  Accounts receivable, net
    of allowance for doubtful
    accounts of $11,000 and $3,000
    in 1996 and 1995, respectively     1,560,000        1,154,000
  Inventories                          2,027,000        1,842,000
  Prepaid expenses and other
    current assets                       289,000          415,000
  Refundable income taxes                     --           62,000
_________________________________________________________________
TOTAL CURRENT ASSETS                   5,895,000        4,755,000


PROPERTY AND EQUIPMENT                 3,661,000        3,485,000
  Less accumulated depreciation
    and amortization                  (2,018,000)      (1,714,000)
_________________________________________________________________
PROPERTY AND EQUIPMENT, NET            1,643,000        1,771,000


OTHER ASSETS
  Deposit on acquisition               4,500,000               --
  Deferred tax benefits                  307,000               --
  Patent application costs, net          159,000          150,000
  Excess of cost over net assets
    of acquired companies, net           616,000          671,000
  Other assets                             3,000           89,000
_________________________________________________________________
TOTAL OTHER ASSETS                     5,585,000          910,000
_________________________________________________________________
TOTAL ASSETS                         $13,123,000      $ 7,436,000
_________________________________________________________________

See accompanying notes to consolidated financial statements.

                   BIOPOOL INTERNATIONAL, INC.

                   CONSOLIDATED BALANCE SHEETS

                           (continued)
                                               December 31,
                                          1996             1995
_________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                   $   214,000      $   253,000
  Accrued expenses                       589,000          467,000
  Income taxes payable                   185,000           54,000
  Bank borrowings                        120,000           22,000
  Current portion of long-term debt      852,000          182,000
_________________________________________________________________
TOTAL CURRENT LIABILITIES              1,960,000          978,000

LONG-TERM DEBT, NET                    2,811,000          524,000

COMMITMENTS AND CONTINGENCIES                 --               --

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    8,570,380 and 7,935,751
    shares issued and outstanding
    at December 31, 1996 and 1995,
    respectively                          86,000           79,000
  Additional paid-in capital          10,737,000        9,563,000
  Accumulated deficit                 (2,518,000)      (3,813,000)
  Cumulative foreign currency
    translation adjustment                47,000          105,000
_________________________________________________________________
TOTAL STOCKHOLDERS' EQUITY             8,352,000        5,934,000
_________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                             $13,123,000      $ 7,436,000
_________________________________________________________________
_________________________________________________________________

See accompanying notes to consolidated financial statements.

                      BIOPOOL INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF INCOME

                                         Year Ended December 31,
                                   1996           1995           1994
________________________________________________________________________
SALES                          $ 8,020,000    $ 6,662,000    $ 5,527,000

COSTS AND EXPENSES
 Cost of sales                   4,091,000      3,530,000      2,408,000
 Selling, general and
   administrative                2,509,000      2,748,000      2,205,000
 Research and development          263,000        199,000        174,000
________________________________________________________________________
TOTAL COSTS AND EXPENSES         6,863,000      6,477,000      4,787,000
________________________________________________________________________
OPERATING INCOME                 1,157,000        185,000        740,000

OTHER INCOME (EXPENSE)
 Interest income                    84,000         98,000         66,000
 Interest expense                  (68,000)       (61,000)       (46,000)
 Gain (loss) on disposal of
   assets                               --         (4,000)        26,000
 Other                               7,000         43,000         30,000
________________________________________________________________________
Total other income                  23,000         76,000         76,000
________________________________________________________________________
Income before income taxes       1,180,000        261,000        816,000
Income tax benefit (expense)       115,000       (120,000)      (111,000)
________________________________________________________________________
NET INCOME                     $ 1,295,000    $   141,000    $   705,000
________________________________________________________________________
________________________________________________________________________


EARNINGS PER SHARE
  Primary                      $      0.16    $      0.02    $      0.09
  Fully diluted                $      0.15    $      0.02    $      0.09

See accompanying notes to consolidated financial statements.

                                             BIOPOOL INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                  Cumulative
                                                                                     foreign
                                                        Additional                  currency
                                       Common Stock       paid-in   Accumulated  translation
                                    Shares     Amount     capital       deficit   adjustment      Total
________________________________________________________________________________________________________
BALANCE AT JANUARY 1, 1994        7,853,366  $ 79,000  $ 9,496,000  $(4,659,000) $ (147,000)  $4,769,000

  Issuance of common stock           40,000       --         7,000                                 7,000
  Net income                                                            705,000                  705,000
  Foreign currency translation                                                       93,000       93,000
________________________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1994      7,893,366    79,000    9,503,000   (3,954,000)    (54,000)   5,574,000

  Issuance of common stock           42,385       --        60,000                                60,000
  Net income                                                            141,000                  141,000
  Foreign currency translation                                                      159,000      159,000
________________________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1995      7,935,751    79,000    9,563,000   (3,813,000)    105,000    5,934,000

  Issuance of common stock          634,629     7,000    1,174,000                             1,181,000
  Net income                                                          1,295,000                1,295,000
  Foreign currency translation                                                      (58,000)     (58,000)
________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1996      8,570,380  $ 86,000  $10,737,000  $(2,518,000)  $  47,000   $8,352,000
________________________________________________________________________________________________________
________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

                             BIOPOOL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Year Ended December 31,
                                              1996         1995         1994
______________________________________________________________________________
OPERATING ACTIVITIES
  Net income                             $ 1,295,000  $   141,000  $   705,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization            401,000      391,000      368,000
    Deferred taxes                          (307,000)          --           --
    Other                                    170,000       38,000      (33,000)
  Changes in operating assets and
    liabilities:
    Accounts receivable                     (406,000)    (278,000)    (124,000)
    Inventories                             (185,000)    (313,000)    (131,000)
    Prepaid expenses and other current
      assets                                 (54,000)    (107,000)     (35,000)
    Refundable income taxes                   62,000      (62,000)      23,000
    Accounts payable and accrued
      expenses                                83,000      156,000      (15,000)
    Income taxes payable                     131,000       (5,000)      53,000
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     1,190,000      (39,000)     811,000
INVESTING ACTIVITIES
  Deposit on acquisition                  (4,500,000)          --           --
  Additions to property and equipment       (176,000)    (930,000)    (537,000)
  Proceeds from disposal of assets                --        3,000       36,000
  Patents and other assets                    35,000     (244,000)     (58,000)
NET CASH USED IN INVESTING ACTIVITIES     (4,641,000)  (1,171,000)    (559,000)
FINANCING ACTIVITIES
  Short-term borrowings                       98,000       22,000           --
  Repayment of long-term debt               (539,000)     (98,000)    (446,000)
  Issuance of long-term debt               3,506,000      550,000      227,000
  Issuance of common stock                 1,181,000       18,000        8,000
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                     4,246,000      492,000     (211,000)
  Effect of exchange rates                   (58,000)     159,000       93,000
NET INCREASE (DECREASE) IN CASH              737,000     (559,000)     134,000
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                  1,282,000    1,841,000    1,707,000
CASH AND CASH EQUIVALENTS, END OF YEAR   $ 2,019,000  $ 1,282,000  $ 1,841,000
______________________________________________________________________________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
     Interest                            $    71,000  $    62,000  $    94,000
     Income taxes                        $    56,000  $   113,000  $    43,000

                    BIOPOOL INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    Biopool International, Inc. ("Biopool") was incorporated in 1987 in the state of Delaware. Biopool and its wholly-owned subsidiaries, Biopool AB ("Biopool Sweden"), a Swedish corporation, Biopool Canada Inc. ("Biopool Canada"), a Canadian corporation, and Medical Diagnostic Technologies, Inc. ("MeDiTech"), a California corporation, are currently engaged in the research, development, production, and sale of test kits used to assess and diagnose disorders of the vascular system. On December 31, 1996, the Company merged its wholly-owned subsidiary, MeDiTech, into Biopool. Certain products will continue to carry the MeDiTech trademark.

Principles of consolidation

    The consolidated financial statements of the Company include the accounts of Biopool and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of estimates

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

Property and equipment

    Property and equipment are stated at cost. Depreciation is generally provided on a straight-line basis over their estimated useful lives, which range from five to ten years. Leasehold improvements are generally amortized over their estimated useful lives or over the period of the lease, whichever is shorter.

Patent application costs

    Legal fees and other direct costs incurred in obtaining patents are capitalized as incurred. Such costs are amortized over the shorter of the life of the patent (seventeen years) or the related product on a straight-line basis. Accumulated amortization at December 31, 1996 and 1995 totaled $62,000 and $67,000, respectively.

Reclassification

    Certain data in the prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

Excess of cost over net assets of acquired companies

    The excess of cost over net assets of acquired companies is being amortized using the straight-line method over a period ranging from ten to twenty years. Accumulated amortization at December 31, 1996 and 1995 totaled $276,000 and $221,000, respectively.

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

Concentration of credit risk

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in Certificates of Deposit ($900,000 at December 31, 1996) and with high-quality financial institutions. At December 31,

1996, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from one customer amounted to 13% and 15% of the net balance due at December 31, 1996 and 1995, respectively. Generally, the Company does not require collateral or other security to support customer receivables.

Net income per share

    The net income per common share is based on the average number of common shares outstanding during each year. The treasury stock method was used to calculate the number of stock options and warrants to be added to the average number of common shares outstanding.

Fair value of financial instruments

    Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, bank borrowings, and accounts payable) also approximates fair value.

Accounting for stock based compensation

    Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options.
SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

    The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions, risk-free interest rates of 5.2% to 6.2%; dividend yields of 0% for 1995 and 1996; volatility factors of the expected market price of the Company's common stock of 51% for 1995 and 1996; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.90 and $0.42 per share for stock options granted in 1996 and 1995, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods.  The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.  Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.  The Company's pro forma information is as follows:
                                            Years ended December 31,
                                              1996            1995
                                           -----------     ---------
   Pro forma net income (loss)             $ 1,119,000     $  26,000
   Pro forma earnings (loss) per share
      Primary                                     0.14            --
      Fully diluted                               0.13            --

    Information regarding stock options outstanding as of December
31, 1996, is as follows:
                                       Options Outstanding
                          ------------------------------------------
                                                            Weighted
                                         Weighted            Average
                                          Average          Remaining
    Price Range          Shares    Exercise Price   Contractual Life
    ----------------------------------------------------------------
    $0.9375 - $3.125  1,285,111             $1.62          7.4 years


                            Options Exercisable
                          -----------------------
                                         Weighted
                                          Average
    Price Range          Shares    Exercise Price
    ---------------------------------------------
    $0.9375 - $3.125    611,600             $1.32

2.  INVENTORIES

    Inventories consist of the following:
                                                1996           1995
                                          ----------     ----------
    Raw materials                         $  448,000     $  617,000
    Work-in-process                          700,000        706,000
    Finished goods                           879,000        519,000
                                          ----------     ----------
                                          $2,027,000     $1,842,000

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:
                                                1996           1995
                                          ----------     ----------
    Leasehold improvements                $  878,000     $  876,000
    Processing and laboratory equipment    2,351,000      2,201,000
    Furniture and fixtures                   432,000        408,000
                                          ----------     ----------
                                          $3,661,000     $3,485,000

4.  LONG-TERM DEBT

Long-term debt consists of the following:       1996             1995
______________________________________________________________________
BIOPOOL CANADA
Term loans payable to a bank, due in
monthly installments of $1,665 and
$2,572 plus interest at the bank's prime
rate (4.75% at December 31, 1996) plus
1.75%, due February 1999 and December
2000.  The loans are collateralized by
certain machinery and equipment with
a net book value approximating the
related outstanding debt.                 $  162,000       $  208,000

BIOPOOL SWEDEN
Notes payable, were forgiven in
return for research provided by the
Company.                                          --           10,000

BIOPOOL INTERNATIONAL
Term loan payable to a bank, due in
monthly installments of $72,795 plus
interest at a fixed rate of 8.77%, due
January 2001, collateralized by accounts
receivable, inventories, and property
and equipment of Biopool International.    3,500,000          487,000
                                          __________       __________

    Total                                  3,662,000          705,000
    Less portion due within one year        (852,000)        (182,000)
                                          __________       __________
    Long-term debt, net                   $2,810,000       $  524,000

    The term loans payable contain certain restrictions, including capital expenditures and payment of dividends. The agreements also require the Company to maintain certain financial ratios.

    Maturities of long-term debt for the five years succeeding
December 31, 1996, are $852,000 in 1997, $922,000 in 1998, $905,000
in 1999, $904,000 in 2000, and $79,000 in 2001.

    As of December 31, 1996, $26,000 of a $146,000 revolving line of credit was unused and available to Biopool Canada. Biopool Sweden had a line of credit for $226,000, all of which was unused and available.

5.  COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases certain equipment and facilities under operating leases. Lease expense for 1996, 1995 and 1994 was approximately $274,000, $268,000 and $196,000, respectively. At
December 31, 1996, approximate minimum annual lease commitments were $268,000 in 1997, $267,000 in 1998, $254,000 in 1999, $149,000 in
2000, $147,000 in 2001, and $69,000 thereafter.

Royalties

    The Company has joint research and development contracts under which royalties will be paid as products are introduced into the market. The royalties range from 3% to 15% of sales of the related products. Certain contracts require additional payouts of 25% of sales, as defined, if licenses are sold. Royalty expense amounted to $132,000, $53,000 and $50,000 in 1996, 1995 and 1994, respectively.

Litigation

    The business of the Company gives rise to routine litigation.
In management's opinion, there are no known actions or claims pending or threatened at this time.

6.  SALE OF COMMON STOCK

    In December 1996, the Company issued 500,000 shares of its common stock, netting $1,094,000.

7.  STOCK PLANS

    The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. Under the Plans, a total of 2,282,549 shares of the Company's common stock were reserved for issuance. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the last trade value of the common stock on the day preceding the date of grant. Options granted under the Plans generally vest over a one- to four-year period from the date of the grant.

    Stock option activity for 1994 through 1996 was as follows:
                                                                     Weighted
                                                                      Average
                           Shares                                    Exercise
                       Outstanding   Exercisable     Price Range        Price
                       -----------   -----------     -----------     --------
BALANCE AT
JANUARY 1, 1994           818,744         60,000    $0.19 - 2.75       $ 1.29

Granted                   127,758                    1.38 - 1.58         1.45
Exercised                 (40,000)                       0.19            0.19
Cancelled                 (51,169)                   1.38 - 1.44         1.38
                        ---------

BALANCE AT
DECEMBER 31, 1994         855,333        304,771     0.19 - 2.75         1.36

Granted                   323,333                    0.94 - 1.69         0.99
Exercised                 (42,385)                   1.19 - 1.44         1.29
Cancelled                 (74,499)                   0.94 - 1.44         1.16
                        ---------

BALANCE AT
DECEMBER 31, 1995       1,061,782        443,888     0.19 - 2.75         1.26

Granted                   594,657                    1.44 - 3.13         1.99
Exercised                (134,628)                   0.19 - 1.44         1.13
Cancelled                (236,700)                   0.94 - 1.44         1.25
                        ---------

BALANCE AT
DECEMBER 31, 1996       1,285,111        611,600     0.94 - 3.13         1.62

     Compensation expense relating to the Plans has been insignificant. At December 31, 1996, 760,425 shares were available for future grants under the Plans.

     In connection with a private placement for 1,166,334 shares of common stock in 1993, the Company issued five-year common stock purchase warrants for 174,951 shares of common stock to various consultants at $1.875 to $2.25 per share. In June of 1996, the Company issued five-year common stock purchase warrants for 40,000 and 10,000 shares of common stock at $1.94 and $3.00 per share, respectively, to two outside consultants for services related to the search for potential acquisitions.

8.  SIGNIFICANT SALES INFORMATION AND FOREIGN OPERATIONS

    The Company currently operates in one industry, in vitro diagnostic medical products, and sells its products worldwide through its three wholly-owned subsidiaries. No customer accounted for more than 10% of total sales in 1996 and 1995. During 1994, one customer accounted for 10.5% of total sales. Export sales by MeDiTech (the Company's domestic operation) to customers in foreign countries (excluding intercompany sales) accounted for approximately 14%, 15% and 22% of total sales in 1996, 1995 and 1994, respectively.

    The consolidated financial statements include the following information for Biopool Sweden, Biopool Canada, and MeDiTech in thousands of dollars.
                                                      Elimina-
                      Biopool    Biopool             tions and
                       Sweden     Canada   MeDiTech  Corporate  Consolidated
___________________________________________________________________________
1996
Sales                 $ 3,071    $ 1,488    $ 4,651    $(1,190)   $ 8,020
Less intercompany        (544)      (497)      (149)     1,190         --
                      _______    _______    _______    _______    _______
                      $ 2,527    $   991    $ 4,502    $   -0-    $ 8,020

Net income            $   435    $    93    $   483    $   284    $ 1,295
Identifiable assets   $ 2,298    $ 1,160    $ 3,306    $ 6,359    $13,123
___________________________________________________________________________
1995
Sales                 $ 2,373    $ 1,805    $ 3,320    $  (836)   $ 6,662
Less intercompany        (381)      (333)      (122)       836         --
                      _______    _______    _______    _______    _______
                      $ 1,992    $ 1,472    $ 3,198    $   -0-    $ 6,662

Net income            $   274    $    90    $   368    $  (591)   $   141
Identifiable assets   $ 2,217    $ 1,088    $ 3,066    $ 1,065    $ 7,436
___________________________________________________________________________

1994
Sales                 $ 2,219    $  1,399   $ 2,358    $  (449)   $ 5,527
Less intercompany        (209)       (150)      (90)       449         --
                      _______     _______   _______    _______    _______
                      $ 2,010     $ 1,249   $ 2,268    $   -0-    $ 5,527

Net income            $   613     $   165   $   250    $  (323)   $   705
Identifiable assets   $ 1,917     $   939   $ 2,338    $ 1,265    $ 6,459
___________________________________________________________________________

    Product sales to affiliates are generally priced at cost plus 30%.

    Information regarding the Company's sales by geographic locations is as follows:
                                     1996            1995            1994
                                 ___________     ___________     ___________
    United States                $ 4,192,000     $ 3,338,000     $ 2,190,000
    Western Europe                 2,518,000       2,144,000       1,851,000
    Asia/Pacific Region              438,000         324,000         774,000
    Canada                           240,000         383,000         183,000
    Other                            632,000         473,000         529,000
                                 ___________     ___________     ___________

    Total                        $ 8,020,000     $ 6,662,000     $ 5,527,000

9.  INCOME TAXES

    The provision for income taxes is composed of the following:
                                     1996          1995          1994
                                  _________     _________     _________
     Current:
      Federal - AMT               $  21,000     $      --     $     --
      State                          43,000       (12,000)       37,000
      Foreign                       221,000       132,000        74,000
                                  _________     _________     _________

                                    285,000       120,000       111,000

     Deferred:
      Reduction of
       valuation
       allowance                   (400,000)           --            --
                                  _________     _________     _________

                                  $(115,000)    $ 120,000     $ 111,000

    The reconciliation of income tax computed at the U.S. Federal Statutory rates to the income tax provision is as follows:
                                       1996                    1995
Tax at U.S. statutory rate    $ 401,000     34.0%     $  89,000     34.0%
State income tax                 43,000      3.6        (12,000)    (4.6)
Creation (utilization) of
  foreign and U.S. net
  operating loss carry-
  forwards                     (342,000)   (28.9)        42,000     16.1
Reduction of valuation
  allowance                    (400,000)   (33.9)            --      --
Foreign taxes                   221,000     18.6             --      --
Other                           (38,000)    (3.1)         1,000       .6
                              ____________________    ___________________
                              $(115,000)    (9.7)%    $ 120,000     46.1%
                                       1994
Tax at U.S. statutory rate    $ 278,000     34.0%
State income tax                 37,000      4.5
Creation (utilization) of
  foreign and U.S. net
  operating loss carry-
  forwards                     (288,000)   (35.2)
Reduction of valuation
  allowance                          --      --
Foreign taxes                        --      --
Other                            84,000     10.3
                              ____________________
                              $ 111,000     13.6%

    The components of the Company's deferred tax assets and liabilities at
December 31, 1996, were as follows:
                                                 1996               1995
    Deferred tax assets:
      Net operating loss carryforwards      $   662,000        $ 1,226,000
      Other                                      59,000             71,000
                                            ___________        ___________
                                                721,000          1,297,000
    Deferred tax liabilities:
      Depreciation and amortization             (57,000)           (57,000)
      Foreign                                   (93,000)           (54,000)
                                            ___________        ___________
                                               (150,000)          (111,000)
    Valuation allowance                        (264,000)        (1,240,000)
                                            ___________        ___________
    Deferred taxes, net benefit
      (liability)                           $   307,000        $   (54,000)

    The valuation allowance decreased approximately $976,000 in 1996, representing primarily the utilization of net operating loss carryforwards in 1996 and an adjustment to reflect the estimated future benefit of the net deferred tax assets remaining at year-end.

    Biopool Sweden and Biopool Canada file separate income tax returns in Sweden and Canada, respectively. At December 31, 1996, the Company had available net operating loss carryforwards of approximately $1,900,000 in the United States. The United States carryforwards expire in varying amounts through 2010. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

    The pretax income of the Company's foreign subsidiaries was approximately $748,000, $497,000 and $852,000 at December 31, 1996, 1995 and
1994, respectively.

    Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,017,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

10. MERGERS AND ACQUISITIONS

    On January 1, 1997, the Company acquired certain assets of the Blood Group Serology ("BGS") Division of Organon Teknika Corporation ("OTC"), located in West Chester, Pennsylvania. There was no prior relationship between OTC or any of its officers, directors or affiliates, and the Company and any of its officers, directors or affiliates. The acquired assets consist of two adjacent parcels of real property, each located in West Chester, Pennsylvania, certain blood serology product lines, including certain proprietary blood cell lines, customer accounts, laboratory facilities and an existing employee base, all of which are used in the BGS business. Estimated 1996 revenues were $7,961,000, with estimated net income of $153,000. The purchase price for BGS was $4.5 million, payable in cash. The Company funded the purchase price in part from the privately placed sale of 500,000 shares of its common stock to a group of accredited investors, and in part from proceeds of a $3.5 million credit facility extended to the Company by Sanwa Bank.

    The Company believes that the acquisition of BGS expands and broadens its product line and provides an expanded direct sales force for its products. The Company also believes that the acquisition of the BGS business provides the Company with a number of strategic advantages that will enhance its existing business. The acquisition will be accounted for as a purchase.

    The Company intends to continue to operate the BGS business as an unincorporated division of the Company, from its existing location in West Chester, Pennsylvania. All acquired assets, including plant and equipment, will remain intact and continue to be utilized in essentially the same manner as such assets were used by OTC.