Form 10QSB
period 1997-03-31
BIOPOOL INTERNATIONAL INC
filed 1997-05-07
CIK 830736

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-QSB

       /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    SECURITIES EXCHANGE ACT OF 1934

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended March 31, 1997


                    ------------------------------
                    Commission file number 0-17714

                   -------------------------------

                      BIOPOOL INTERNATIONAL, INC.
        (Exact name of Registrant as specified in its charter)


          Delaware                                    58-1729436
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


   6025 Nicolle Street, Ventura,                    (805) 654-0643
         California 93003                       (Registrant's telephone
(Address of principal executive offices)           number including
                                                      area code)

                 -------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES /X/     NO / /

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Outstanding at March 31, 1997, Common Stock, $.01 par value per share, 8,579,269 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     BIOPOOL INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,     DECEMBER 31,
                                                 1997           1996
                                             (Unaudited)
-----------------------------------------------------------------------
                                       (in thousands except share data)
ASSETS

Current assets
    Cash                                        $   938         $ 2,019
    Accounts receivable, net                      2,844           1,560
    Inventories                                   3,948           2,027
    Prepaid expenses and other current
      assets                                        286             289
-----------------------------------------------------------------------

Total current assets                              8,016           5,895

Property and equipment                            8,113           3,661
    Less accumulated depreciation                (3,811)         (2,018)
-----------------------------------------------------------------------

Property and equipment, net                       4,302           1,643

Deposit on acquisition                                            4,500

Other Assets                                      1,162           1,085
-----------------------------------------------------------------------

TOTAL ASSETS                                    $13,480         $13,123
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                             MARCH 31,     DECEMBER 31,
                                                1997           1996
                                            (Unaudited)
-----------------------------------------------------------------------
                                       (in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and other payables           $ 1,402         $   988
  Debt                                              982             972
-----------------------------------------------------------------------

Total current liabilities                         2,384           1,960

Long-term debt, net                               2,579           2,811

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 8,579,269 and
    8,570,380 shares issued and outstanding
    in 1997 and 1996, respectively                   86              86
  Other stockholders' equity                      8,431           8,266
-----------------------------------------------------------------------

Total stockholders' equity                        8,517           8,352
-----------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $13,480         $13,123
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

THREE MONTHS ENDING MARCH 31,                      1997            1996
-----------------------------------------------------------------------
                                       (in thousands except share data)
Sales                                           $ 4,103         $ 1,778

Costs and expenses
  Cost of sales                                   2,485             903
  Selling, general, administrative and other      1,133             567
  Interest expense                                   88              19
-----------------------------------------------------------------------
Income before taxes                                 397             289
Income tax (expense) benefit                        (87)             11
-----------------------------------------------------------------------
Net income                                      $   310         $   300
-----------------------------------------------------------------------
Net income per share:
  Primary                                       $  0.03         $  0.04
  Fully diluted                                 $  0.03         $  0.04

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

THREE MONTHS ENDING MARCH 31,                       1997           1996
-----------------------------------------------------------------------
                                                      (in thousands)
Operating activities                            $   (422)        $   71

Investing activities
  Acquisition of BCA                              (4,700)
  Other                                            4,406            (63)

Financing activities                                (211)            (4)

Effect of exchange rates                            (156)            (2)
-----------------------------------------------------------------------
Net increase (decrease) in cash                 $ (1,083)        $    2
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 is not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended
December 31, 1996.

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Inventories                                March 31,   December 31,
                                                   1997           1996
                                                    (in thousands)
                                               -----------------------
    Raw materials                              $  1,104       $    448
    Work in process                               1,507            700
    Finished products                             1,337            879
                                               -----------------------
                                               $  3,948       $  2,027

3.  Acquisition

    On January 1, 1997, the Company acquired certain assets of the Blood Group Serology Division of Organon Teknika Corporation located in West Chester, Pennsylvania, for $4,500,000 in cash. Another $200,000 of costs associated with the acquisition were capitalized in the first quarter of 1997. The Company funded the acquisition, in part, from the privately placed sales of 500,000 shares of its Common Stock to a group of accredited investors and, in part, from the proceeds of a $3.5 million credit facility. The acquisition was accounted for as a purchase.

    The following unaudited data was prepared for analytical purposes only.  Proforma consolidated operating results give effect as if the acquisition occurred January 1, 1996.
                                           Three Months Ended March 31,
                                                  1997            1996
                                       (in thousands except share data)
                                               -----------------------
    Net sales                                  $ 4,103         $ 3,768
    Net income                                     310             363
    Earnings per share                            0.03            0.04

4.  Earnings per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $0.01 per share, with no change to the 1996 period. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                     BIOPOOL INTERNATIONAL, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Acquisition of Blood Group Serology

On January 1, 1997, the Company purchased certain assets of the Blood Group Serology Division (referred to as "BCA") of Organon Teknika Corporation for $4,500,000 in cash. It is anticipated that this acquisition will approximately double the size of the Company in terms of the number of employees, sales, and operating activities.

Results of Operations

Sales increased by $2.3 million, or 130%, to $4.1 million for the period ended March 31, 1997, compared with the corresponding period of 1996. While the majority of the increase was due to the acquisition of BCA, the core hemostasis business grew approximately 15% over the same period as a result of the addition of a direct sales force and new distribution agreements.

Costs of sales, as a percentage of sales, increased to 61% in 1997 compared with 51% in the same 1996 period. This increase is due entirely to the acquisition of BCA, which has excess capacity at this time. Management anticipates to capitalize on this opportunity by growing market share of existing products and adding new, profitable product lines.

Selling, general, administrative and other expenses in the first quarter of 1997 doubled over the same period in 1996. The majority of this increase was due to the BCA acquisition. The Company also added management positions during 1996 in anticipation of ongoing internal growth and acquisition activities. Furthermore, significant transitional costs associated with the BCA acquisition and costs related to the installation of new computer hardware and software were incurred in the current period. Some of these transitional costs will continue into the second and third quarters of this year.

Interest expense for the first quarter of 1997 increased $69,000 over the prior year period as a result of the BCA acquisition.

Income tax expense for the first quarter of 1997 includes a benefit related to utilization of domestic NOL carryforwards. In the first quarter of 1996, an income tax benefit was recognized as a result of the utilization of domestic and foreign NOL's.

Financial Condition

The Company's liquidity and capital resources remained strong into the first quarter of 1997. Working capital as of March 31, 1997, was $5.6 million, with a current ratio of 3.4 to 1.0. Approximately $1.3 million of cash was converted into BCA accounts receivable during the current quarter. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs in the foreseeable future. The Company continues to seek potential acquisitions and potential sources of capital to finance such acquisitions, although it has no commitments for either at this time.

                     BIOPOOL INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              (11) Statements regarding computation of earnings per
                   share.

         (b)  Reports on Form 8-K.
              Form 8-K/A dated March 14, 1997.
              Item 2. Acquisition or Disposition of Assets - Announcement of acquisition of assets of the Blood Group Serology business from Organon Teknika.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     May 7, 1997                 BIOPOOL INTERNATIONAL, INC.
      --------------------            ---------------------------------
                                      (Registrant)





                                      /s/ Michael D. Bick, Ph.D.
                                      ---------------------------------
                                      Michael D. Bick, Ph.D.
                                      Chief Executive Officer and
                                      Chairman of the Board





                                      /s/ Robert K. Foote
                                      ---------------------------------
                                      Robert K. Foote
                                      Chief Financial Officer and
                                      Corporate Secretary