Form 10QSB
period 1997-06-30
BIOPOOL INTERNATIONAL INC
filed 1997-08-13
CIK 830736

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                  ----------------------------------

                              FORM 10-QSB

       /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1997


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


Outstanding at June 30, 1997, Common Stock, $.01 par value per share, 8,621,248 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     BIOPOOL INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,  DECEMBER 31,
                                                     1997          1996
                                               (Unaudited)
-----------------------------------------------------------------------
                                      (in thousands except share data)
ASSETS

Current assets
    Cash                                         $  1,174      $  2,019
    Accounts receivable, net                        2,500         1,560
    Inventories                                     4,214         2,027
    Prepaid expenses and other current
      assets                                          291           289
-----------------------------------------------------------------------

Total current assets                                8,179         5,895

Property and equipment                              6,584         3,661
    Less accumulated depreciation                  (2,140)       (2,018)
-----------------------------------------------------------------------

Property and equipment, net                         4,444         1,643

Deposit on acquisition                                 --         4,500

Other assets                                        1,158         1,085
-----------------------------------------------------------------------

TOTAL ASSETS                                     $ 13,781      $ 13,123
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,  DECEMBER 31,
                                                     1997          1996
                                               (Unaudited)
-----------------------------------------------------------------------
                                       (in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and other payables            $  1,625      $    988
  Debt                                                923           972
-----------------------------------------------------------------------

Total current liabilities                           2,548         1,960

Long-term debt, net                                 2,343         2,811

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 8,621,248 and 8,570,380
    shares issued and outstanding in 1997 and
    1996, respectively                                 86            86
  Other stockholders' equity                        8,804         8,266
-----------------------------------------------------------------------

Total stockholders' equity                          8,890         8,352
-----------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 13,781      $ 13,123
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                              Three Months Ending    Six Months Ending
                                     June 30,              June 30,
                                 1997       1996       1997       1996
----------------------------------------------------------------------
                                      (in thousands except share data)
Sales                         $ 4,243    $ 2,089    $ 8,346    $ 3,867

Costs and expenses
  Cost of sales                 2,535      1,008      5,020      1,911
  Selling, general, adminis-
    trative and other           1,176        662      2,309      1,229
  Interest expense                 75         17        163         36
----------------------------------------------------------------------
Income before taxes               457        402        854        691
Income tax (expense) benefit      107         16        194          5
----------------------------------------------------------------------
Net income                    $   350    $   386    $   660    $   686
----------------------------------------------------------------------
Earnings per share:
  Primary                     $  0.04    $  0.05    $  0.07    $  0.09
  Fully diluted               $  0.04    $  0.04    $  0.07    $  0.08

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                              Six Months Ending June 30,
                                                       1997        1996
-----------------------------------------------------------------------
Operating activities                               $    260    $    560

Investing activities
  Acquisition of BCA                                 (4,729)         --
  Other                                               4,263        (118)

Financing activities                                   (435)        (48)

Effect of exchange rates                               (204)         24
-----------------------------------------------------------------------
Net increase (decrease) in cash                    $   (845)   $    418
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

    The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Inventories
                                                June 30,   December 31,
                                                   1997           1996
                                               -----------------------
                                                    (in thousands)
    Raw materials                              $  1,150       $    448
    Work in process                               1,686            700
    Finished products                             1,378            879
                                               -----------------------
                                               $  4,214       $  2,027

3.  Acquisition

    On January 1, 1997, the Company acquired certain assets of the Blood Group Serology Division of Organon Teknika Corporation located in West Chester, Pennsylvania, for $4,500,000 in cash. Another $229,000 of costs associated with the acquisition were capitalized in the first half of 1997. The Company funded the acquisition, in part, from the privately placed sales of 500,000 shares of its Common Stock to a group of accredited investors and, in part, from the proceeds of a $3.5 million credit facility. The acquisition was accounted for as a purchase.

    The following unaudited data was prepared for analytical purposes only. Proforma consolidated operating results give effect as if the acquisition occurred January 1, 1996.

                                           Three Months Ended June 30,
                                                  1997           1996
                                           ---------------------------
                                      (in thousands except share data)
    Net sales                                 $  8,346       $  7,847
    Net income                                     660            811
    Earnings per share                            0.07           0.10

4.  Earnings per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first six months ended June 30, 1997, of $0.01 per share, with no change to the 1996 period. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                     BIOPOOL INTERNATIONAL, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Acquisition of Blood Group Serology

On January 1, 1997, the Company purchased certain assets of the Blood Group Serology Division (referred to as "BCA") of Organon Teknika Corporation for $4,500,000 in cash. This acquisition will have a significant impact on the Company's future operating results and financial condition. This acquisition has approximately doubled the number of employees of the Company and substantially increased the Company's sales.

Results of Operations

Sales increased by $2.2 million, or 103%, to $4.2 million for the three-month period and increased by $4.5 million, or 116%, to $8.3 million for the six-month period ended June 30, 1997, compared with the corresponding periods of 1996. While the majority of the increases were due to the acquisition of BCA, sales from the core hemostasis business grew approximately 8% for the six-month period as a result of the addition of a direct sales force and new distribution agreements.

Costs of sales increased $1.5 million and $3.1 million for the 1997 periods compared with the respective 1996 periods. As a percentage of sales, year-to-date cost of sales increased to 60% in 1997 compared with 49% in 1996. These increases were due entirely to the acquisition of BCA, which has excess capacity at this time. Management intends to capitalize on this opportunity by attempting to grow market share of existing products and adding new, profitable product lines.

Selling, general, administrative and other expenses increased by 78 percent and 88 percent for the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. The majority of these increases were due to the BCA acquisition. The Company also added management positions during 1996 in anticipation of ongoing internal growth and acquisition activities. Furthermore, significant transitional costs associated with the BCA acquisition and costs related to the installation of new computer hardware and software were incurred in the current periods. These transitional costs are expected to end during the third quarter of this year.

Interest expense for the first half of 1997 increased $127,000 over the prior year period as a result of bank financing for the BCA acquisition.

Income tax expense for the first six months of 1997 includes a benefit related to utilization of domestic NOL carryforwards. It is anticipated that NOL benefits will end later in 1997, which will have the effect of decreasing future income. Income tax expense for the 1996 periods was significantly lower than in 1997 due to the recognition of deferred tax benefits.

Net income for the three- and six-month periods was down slightly from the corresponding 1996 periods as a result of higher income tax expense.

Earnings dropped by $0.01 per share for each of the first two quarters of 1997 as a result of: (1) the issuance of 500,000 shares of Common Stock related to the purchase of BCA, and (2) relatively higher market prices for the Company's Common Stock, which had the effect of increasing the number of equivalent shares outstanding.

Financial Condition

The Company's liquidity and capital resources remained strong into the second quarter of 1997. Working capital as of June 30, 1997, was $5.6 million, with a current ratio of 3.2 to 1. Approximately $600,000 of the Company's cash was used to establish working capital for the BCA operations which were purchased without accounts receivables and payables. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs in the foreseeable future. The Company continues to seek potential acquisitions and potential sources of capital to finance such acquisitions, although it has no commitments for either at this time.

                     BIOPOOL INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant's Annual Meeting of Stockholders was held on May 29, 1997.

         (b) The following directors were elected for the ensuing year at the Annual Meeting:

              Michael D. Bick, Ph.D.       Douglas L. Ayer
              Andrew L. Cerskus, Ph.D.     N. Price Paschall

              No other director's term of office continued after the Annual Meeting.

         (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

              1. The election of Michael D. Bick, Ph.D., as a director:

                   6,542,313 votes for; 22,950 votes against; 0 votes withheld; 0 abstentions; 2,351,298 non-votes.

              2. The election of Andrew L. Cerskus, Ph.D., as a director:

                   6,544,013 votes for; 21,250 votes against; 0 votes withheld; 0 abstentions; 2,351,298 non-votes.

              3.   The election of Douglas L. Ayer as a director:

                   6,543,613 votes for; 21,650 votes against; 0 votes withheld; 0 abstentions; 2,351,298 non-votes.

              4.   The election of N. Price Paschall as a director:

                   6,543,813 votes for; 21,450 votes against; 0 votes withheld; 0 abstentions; 2,351,298 non-votes.

              5. Amendment of Certificate of Incorporation authorizing preferred stock:

                   2,824,144 votes for; 254,559 votes against; 0 votes withheld; 28,265 abstentions; 5,850,935 non-votes.

                   There being an insufficient number of shares represented, the annual meeting of shareholders adjourned for a period of thirty days with respect to the above proposal. The meeting reconvened on June 27, 1997, at which time the votes cast for, against, withheld, as well as the number of abstentions and unvoted shares in regards to this proposal were as follows:

                   3,265,599 votes for; 275,009 votes against; 0 votes withheld; 33,108 abstentions; 5,005,553 non-votes.

                   There being an insufficient number of shares represented June 27, 1997, this proposition failed to pass.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              (11) Statements regarding computation of earnings per
                   share.

         (b)  Reports on Form 8-K - None.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 13, 1997              BIOPOOL INTERNATIONAL, INC.
        -----------------             -----------------------------
                                      (Registrant)





                                      /s/ Michael D. Bick, Ph.D.
                                      -----------------------------
                                      Michael D. Bick, Ph.D.
                                      Chief Executive Officer and
                                      Chairman of the Board





                                      /s/ Robert K. Foote
                                      -----------------------------
                                      Robert K. Foote
                                      Chief Financial Officer and
                                      Corporate Secretary