Form 10QSB/A
period 1997-06-30
BIOPOOL INTERNATIONAL INC
filed 1997-08-13
CIK 830736

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

         (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

              1. The election of Michael D. Bick, Ph.D., as a director:

                   6,551,313 votes for; 22,950 votes against; 0 votes withheld; 0 abstentions; 2,005,006 non-votes.

              2. The election of Andrew L. Cerskus, Ph.D., as a director:

                   6,553,013 votes for; 21,250 votes against; 0 votes withheld; 0 abstentions; 2,005,006 non-votes.

              3.   The election of Douglas L. Ayer as a director:

                   6,552,613 votes for; 21,650 votes against; 0 votes withheld; 0 abstentions; 2,005,006 non-votes.

              4.   The election of N. Price Paschall as a director:

                   6,552,813 votes for; 21,450 votes against; 0 votes withheld; 0 abstentions; 2,005,006 non-votes.

              5. Amendment of Certificate of Incorporation authorizing preferred stock:

                   2,829,344 votes for; 259,759 votes against; 0 votes withheld; 28,265 abstentions; 5,461,901 non-votes.

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