Form 10QSB
period 1997-09-30
BIOPOOL INTERNATIONAL INC
filed 1997-11-05
CIK 830736

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

               For the quarter ended September 30, 1997


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


Outstanding at September 30, 1997, Common Stock, $.01 par value per share, 8,637,664 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                     BIOPOOL INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                         SEPTEMBER 30,    DECEMBER 31,
                                                 1997            1996
                                           (Unaudited)
-----------------------------------------------------------------------
                                      (in thousands except share data)
ASSETS

Current assets
    Cash                                     $  1,226       $  2,019
    Accounts receivable, net                    2,987          1,560
    Inventories                                 4,198          2,027
    Prepaid expenses and other current
      assets                                      248            289
-----------------------------------------------------------------------

Total current assets                            8,659          5,895

Property and equipment                          6,719          3,661
    Less accumulated depreciation              (2,330)        (2,018)
-----------------------------------------------------------------------

Property and equipment, net                     4,389          1,643

Deposit on acquisition                             --          4,500

Other assets                                    1,143          1,085
-----------------------------------------------------------------------

TOTAL ASSETS                                 $ 14,191       $ 13,123
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                         SEPTEMBER 30,    DECEMBER 31,
                                                 1997            1996
                                           (Unaudited)
-----------------------------------------------------------------------
                                      (in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and other payables        $  1,611       $    988
  Debt                                            964            972
-----------------------------------------------------------------------

Total current liabilities                       2,575          1,960

Long-term debt, net                             2,173          2,811

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 8,637,664 and
    8,570,380 shares issued and outstanding
    in 1997 and 1996, respectively                 86             86
  Other stockholders' equity                    9,357          8,266
-----------------------------------------------------------------------

Total stockholders' equity                      9,443          8,352
-----------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 14,191       $ 13,123
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                               Three Months Ending  Nine Months Ending
                                     September 30,       September 30,
                                    1997      1996      1997      1996
-----------------------------------------------------------------------
                                      (in thousands except share data)
Sales                            $ 4,315   $ 2,006   $12,661   $ 5,873

Costs and expenses
  Cost of sales                    2,458       973     7,478     2,884
  Selling, general, adminis-
    trative and other              1,197       720     3,506     1,949
  Interest expense                    75        16       238        52
-----------------------------------------------------------------------
Income before taxes                  585       297     1,439       988
Income tax (expense) benefit          92       (30)      286       (25)
-----------------------------------------------------------------------
Net income                       $   493   $   327   $ 1,153   $ 1,013
-----------------------------------------------------------------------
Earnings per share:
  Primary                        $  0.06   $  0.04   $  0.13   $  0.13
  Fully diluted                  $  0.06   $  0.04   $  0.13   $  0.13

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                      Nine Months Ending September 30,
                                                        1997      1996
-----------------------------------------------------------------------
                                                        (in thousands)
Operating activities                                 $   516   $   712

Investing activities
  Acquisition of BCA                                  (4,729)       --
  Other                                                4,128      (122)

Financing activities                                    (542)       20

Effect of exchange rates                                (166)       40
-----------------------------------------------------------------------
Net increase (decrease) in cash                      $  (793)  $   650
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

    The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Inventories
                                          September 30,   December 31,
                                                   1997           1996
                                                   (in thousands)
                                          ----------------------------
    Raw materials                               $ 1,191        $   448
    Work in process                               1,615            700
    Finished products                             1,392            879
                                          ----------------------------
                                                $ 4,198        $ 2,027

3.  Acquisition

    On January 1, 1997, the Company acquired certain assets of the Blood Group Serology Division of Organon Teknika Corporation located in West Chester, Pennsylvania, for $4,500,000 in cash. Another $229,000 of costs associated with the acquisition were capitalized in the first nine months of 1997. The Company funded the acquisition, in part, from the privately placed sales of 500,000 shares of its Common Stock to a group of accredited investors and, in part, from the proceeds of a $3.5 million credit facility. The acquisition was accounted for as a purchase.

    The following unaudited data was prepared for analytical purposes only. Proforma consolidated operating results give effect as if the acquisition occurred January 1, 1996.

                                       Nine Months Ended September 30,
                                                  1997            1996
                                       -------------------------------
                                       (in thousands except share data)
    Net sales                                   $12,661        $11,844
    Net income                                    1,153          1,201
    Earnings per share                          $  0.13        $  0.14

4.  Earnings per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

Results of Operations

Sales increased by $2.3 million, or 115%, to $4.3 million for the three-month period and increased by $6.8 million, or 116%, to $12.7 million for the nine-month period ended September 30, 1997, compared with the corresponding periods of 1996. While the majority of the increases were due to the acquisition of BCA, sales from the core hemostasis business grew approximately 8% for the nine-month period as a result of the addition of a direct sales force and new distribution agreements.

Costs of sales increased $1.5 million and $4.6 million for the 1997 periods compared with the respective 1996 periods. As a percentage of sales, year-to-date cost of sales increased to 59% in 1997 compared with 49% in 1996. The percentage increase in cost of sales was due almost entirely to the excess manufacturing capacity that currently exists at the Company's newly-acquired BCA facility in West Chester, Pennsylvania. Management intends to capitalize on this opportunity by attempting to grow market share of existing products and adding new, profitable product lines.

Selling, general, administrative and other expenses increased by 68% and 78% for the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. The majority of these increases were due to the BCA acquisition. The Company also added management positions during 1996 in anticipation of ongoing internal growth and acquisition activities. Furthermore, significant transitional costs associated with the BCA acquisition and costs related to the installation of new computer hardware and software were incurred in the first half of the year. These transitional costs ended during the third quarter as anticipated.

Interest expense for the nine months of 1997 increased $186,000 over the prior year period as a result of bank financing for the BCA acquisition.

Income tax expense for the first nine months of 1997 includes a benefit related to utilization of domestic NOL carryforwards. It is anticipated that all NOL benefits will be utilized in 1997, which will have the effect of decreasing net income beginning the first quarter of 1998. Income tax expense for the 1996 periods was significantly lower than in 1997 due to the recognition of additional deferred tax benefits.

Earnings per share were flat for the nine months of 1997 as compared to 1996, in spite of higher net income as a result of: (1) the issuance of 500,000 shares of Common Stock related to the purchase of BCA, and (2) relatively higher market prices for the Company's Common Stock, which had the effect of increasing the number of equivalent shares outstanding.

Financial Condition

The Company's liquidity and capital resources remained strong into the third quarter of 1997. Working capital as of September 30, 1997, was $6.1 million, with a current ratio of 3.4 to 1. Approximately $600,000 of the Company's cash was used to establish working capital for the BCA operations which were purchased without accounts receivables and payables. The total debt to equity ratio at September 30, 1997, was 33%, and $646,000 in principal was paid during the first nine months of 1997. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs for at least the next twelve months. The Company continues to seek potential acquisitions and potential sources of capital to finance such acquisitions, although it has no commitments for either at this time.

                     BIOPOOL INTERNATIONAL, INC.


PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

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





Date:    November 5, 1997             BIOPOOL INTERNATIONAL, INC.
        -------------------           -----------------------------
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