Form 10KSB
period 1997-12-31
BIOPOOL INTERNATIONAL INC
filed 1998-03-30
CIK 830736

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

                      Commission file number 0-17714

                        Biopool International, Inc.
          (Exact name of Registrant as specified in its charter)

          Delaware                                         58-1729436
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

6025 Nicolle Street, Ventura, California                     93003
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number including area code (805) 654-0643

     Securities registered pursuant to section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
Common Stock, par value $.01 per share                    NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES /X/    NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The aggregate market value of Biopool International, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on March 20, 1998, was $13,660,567.

Number of shares of Common Stock of Biopool International, Inc., $.01 par value, issued and outstanding as of December 31, 1997: 8,648,828. Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                          INDEX TO ANNUAL REPORT
                              ON FORM 10-KSB


PART I                                                          Page
                                                                ____

Item 1.       Business.                                           3

Item 2.       Properties.                                        17

Item 3.       Legal Proceedings.                                 18

Item 4.       Submission of Matters to a Vote
              of Security-Holders.                               18

PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters.                   19

Item 6.       Management's Discussion and Analysis of
              Results of Operations.                             19

Item 7.       Financial Statements and Supplementary Data.       22

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.            22

PART III

Item 9.       Directors and Executive Officers of the
              Registrant.                                        23

Item 10.      Executive Compensation.                            23

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management.                             23

Item 12.      Certain Relationships and Related Trans-
              actions.                                           23

Item 13.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.                           23


Signatures                                                       25

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

   Biopool was incorporated in Delaware in 1987. In addition to the corporate office in Ventura, California, the Company maintains two wholly-owned operating subsidiaries and a division, each of which also carries on product development, manufacturing, and sales and marketing activities:

   - Biopool AB ("Biopool Sweden") in Umea, Sweden, acquired by Biopool in March 1988.

   - Biopool Canada Inc. ("Biopool Canada," formerly Inter-Haematol Inc.) in Burlington, Ontario, Canada, acquired by Biopool in January 1990.

   - BCA, Division of Biopool ("BCA"), in West Chester, Pennsylvania, acquired by Biopool in January 1997.

   In December of 1997, the Company announced that it will close down the operations of Biopool Canada and consolidate the activities of this facility with those of the Ventura facility. This consolidation is driven by anticipated cost savings through the elimination of duplicative administrative and facilities' overhead and manufacturing efficiencies. The consolidation is expected to be completed by July 1998.

INDUSTRY

   Biopool's products are sold to three specific market segments within the worldwide in vitro diagnostics market. The total worldwide market is estimated to be worth $18-20 billion annually, and the segments addressed by the Company's products are estimated to be worth approximately $1 billion annually in the aggregate. Such diagnostic products are used, in general, to diagnose disease, identify individuals at risk for developing certain diseases, monitor patients undergoing therapy, and evaluate blood components prior to transfusion. These products are typically referred to as reagents or test kits and are used by highly trained laboratory technologists utilizing a wide range of testing devices, which perform the ultimate analysis. In a typical example, patient samples (blood, plasma, urine, or other body fluids) are mixed with manufactured reagent(s), such as those produced by Biopool, and a reaction is then measured by specific instrumentation. The test result obtained thus provides certain diagnostic information to the clinician.

   In vitro diagnostic products are utilized by health care professionals worldwide. Diagnostic testing is most often performed in:

                      - hospital-based laboratories
                      - commercial reference laboratories
                      - blood centers
                      - physician office laboratories.

   Biopool's products address three key segments of the total in vitro diagnostics market:

   1. Hemostasis/Fibrinolysis

      The market for these reagents and test kits is approximately $600 million worldwide. Such products are used to:

      - diagnose patients who have suffered clot-related circulatory diseases such as myocardial infarction, stroke, embolism, or deep vein thrombosis;

      - diagnose patients who are suffering from certain bleeding diseases;

      - monitor patients undergoing therapy for such diseases; and

      - identify patients at high risk for such diseases.

   2. Blood Group Serology

      Worldwide, the market for blood group serology products is estimated at approximately $300 million. Generally, such products are used for:

      - ABO blood grouping and compatibility tests prior to transfusion;
      - typing for Rh and other blood group factors; and
      - detection and identification of blood group antibodies.

   3. Toxicology

      Toxicology products include drugs-of-abuse controls to effectively monitor the analyzer and technician variables associated with identifying abused substances, such as cocaine, marijuana, amphetamines, etc., in patient samples. The market for these controls is estimated at $30-50 million worldwide.

   Biopool's products are sold to over 4,000 customers worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world ("ROW").

PRODUCTS

Test Kits Used for Measuring Various Components of the Fibrinolytic System

   The fibrinolytic system consists of a number of enzymes and other proteins that participate in limiting the size of blood clots and in the dissolution of blood clots that form when the blood vessel wall is damaged. The clot forms around clumped or aggregated blood platelets forming a temporary "plug" to prevent blood loss. When the fibrinolytic system is hypoactive, the blood clot can become oversized and disrupt blood flow, resulting in tissue damage. The principal enzyme involved in fibrinolysis is plasmin. Plasmin is formed from its inactive precursor, plasminogen, by the action of the naturally occurring enzymes, tissue plasminogen activator ("tPA") and urokinase plasminogen activator ("uPA"). A high plasma level of the principal inhibitor of plasminogen activators, PAI-1 (plasminogen activator inhibitor, type 1), has been described in the scientific literature as an important risk factor in developing venous and arterial thrombosis. Hyperactive fibrinolysis, including decreased levels of inhibitors, may result in bleeding problems. Some representative fibrinolytic products manufactured by Biopool include:

   Minutex-R- D-dimer measures the D-dimer breakdown product of a fibrin clot, indicating that clot formation has occurred and that the fibrinolytic system has been activated. The Minutex-R- D-dimer test is useful in the diagnosis of deep vein thrombosis, pulmonary embolism, and disseminated intravascular coagulation (DIC).

   Chromolize-TM- tPA measures the level of tissue plasminogen activator
(tPA), the body's most potent activator of the fibrinolytic system. Decreased release of active tPA has been shown to be a risk indicator for myocardial infarction.

   Chromolize-TM- PAI-1 measures plasminogen activator inhibitor-1 (PAI-1) levels in plasma. PAI-1 is a major modulator of tPA activity, and elevated levels are also indicative of the risk of recurrent heart attacks, recurrent deep vein thrombosis, and post-operative thrombosis.

   Chromolize-TM- uPA measures urokinase-type plasminogen activator in plasma and tissues. Its most important use may be in conjunction with numerous recent clinical reports indicating high levels of uPA in breast cancer patients may be prognostic for increased risk of relapse and death. There are also reports that uPA is an independent variable for the identification of high-risk gastric carcinoma patients.

   Stabilyte-TM- is a unique patented blood collection device that stabilizes tPA activity and other serine proteases in blood after collection, greatly simplifying their measurement and leading to a more accurate assessment of these key fibrinolytic enzymes.

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

   Bioclot-TM- Protein C and Bioclot-TM- Protein S measure key enzymes and regulatory proteins controlling the clotting process. Both tests are approaching routine use in test panels screening for thrombotic risk. The Bioclot-TM- tests are easy to perform and are compatible with all routine hemostasis analyzers.

   Bioclot-TM- LA is another of the easy to perform Bioclot-TM- assays, in this case used to detect the presence of lupus-like anticoagulants (LA). Elevated levels of LA present a considerable risk factor for thrombosis and recurrent spontaneous abortion.

   Spectrolyse-R- AT III measures antithrombin III (AT III) levels in plasma, the most important inhibitor of clotting activity within the hemostasis system. Decreased levels of this key protein are prognostic of thrombotic risk.

   Factor Deficient Plasmas are human plasmas synthetically depleted of individual clotting factors using specific monoclonal and polyclonal antibodies. These plasmas are used as substrate plasmas in the clinical laboratory in the determination of clotting factor deficiency in patients.

   Hemostasis Reference Plasma is a freeze-dried reference plasma that has been assayed against international plasma standards (obtained from the World Health Organization) for 24 hemostasis analytes and marketed as a universal control plasma.

Products Used in the Routine Screening of the Coagulation System,
Monitoring Patients on Oral Anticoagulant or Heparin Therapy, and Assessing Platelet Function

   Thromboplastin is used for monitoring patients on oral anticoagulant therapy (i.e., coumadin), for routine coagulation system assessment, and in specific clotting factor assays.

   APTT Reagent is used in the monitoring of patients on therapeutic heparin, pre-surgical screening, routine coagulation system screening, and in coagulation factor assays.

   Fibrinogen Kit is used in the routine determination of fibrinogen when assessing bleeding disorders. There is an increasing interest in the performance of fibrinogen assays as an abnormally high level of plasma fibrinogen is considered a risk factor for thrombotic disease.

   Coagulation Control Plasmas are freeze-dried, stabilized human plasmas used in the day-to-day control of routine coagulation tests.

   FDP Collection Tube is a specialized system of blood collection designed for use in fibrin degradation product ("FDP") assays and compatible with a variety of commercially available FDP kits.

   Platelet Aggregation Reagents are used in the determination of blood platelet abnormalities.

   Ristocetin Cofactor Assay is used in the diagnosis of von Willebrand disease, one of the most common hereditary bleeding disorders in the human population.

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

   The BCA product line includes 43 products licensed by the U.S. Food and Drug Administration ("FDA") and 11 products approved by the 510(k) submission process. These products are used to determine the presence or absence of antigens and antibodies in blood. The BCA products are categorized into several major areas. The following list encompasses the products and applications for use.

   Monoclonal ABO Antisera are used to detect and identify ABO antigens on the surface of red blood cells. Test results determine the A, B, AB, or O blood type of the specimen. These products are also able to identify certain weak antigens previously detectable only by time-consuming, laborious techniques.

   Rh Typing Antisera is used to detect Rh antigens on the surface of red blood cells. Primary use is to classify the specimen as Rh positive or Rh negative.

   Anti-Human Globulin Reagents allow for the antigen and antibody to link together so the reaction is detected. Primarily used in cross-matching and in antibody screening and identification procedures.

   Potentiators increase the sensitivity of antibody detection tests while decreasing the time needed to perform such tests. Used in cross-matching and in antibody screening and identification procedures. A variety of potentiators are available to suit all blood banking needs.

   Reagent Red Blood Cells are used to detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results, and verify the addition and performance of the anti-human globulin reagent. Cells are carefully selected to provide the maximum reactivity.

   Rare Antisera are used to detect the presence or absence of other clinically significant rare blood group antigens.

   Quality Control Kits are used to check and confirm the consistent performance of routine blood bank reagents.

   Specialty Reagents adsorb unwanted antibodies from the test system so that clinically significant antibodies can be detected. The reagents provide the special tools needed to resolve complex serological cases in an easy-to-use format.

   Proficiency Testing Kits are used to check the proficiency of the medical technologist to insure the accuracy of blood banking techniques. Separate kits are available and are designed to provide the appropriate level of difficulty.

Miscellaneous Products

   Drugs-of-Abuse Controls are a system of multi-level, multi-analyte, liquid-stable controls used as quality control checks when testing for drugs of abuse (e.g., barbiturates, opiates, amphetamines, etc.) in clinical laboratory and forensic lab settings. SURE-Urine-TM- is a unique synthetic-based (non-human) drugs-of-abuse control developed by the Company, which eliminates the biohazard concerns of commonly used human-based materials.

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

   Biopool received FDA 510(k) approval to market one new product in 1997, Spectrolyse-R- Heparin (anti-IIa). This test kit performs a quantitative determination of heparin, one of the most commonly used anticoagulants, in patient plasma. A Product Licence Application was submitted to the FDA for Anti-D Monoclonal/Polyclonal Blend, a new blood grouping reagent, in May 1997; and a 510(k) filing was submitted in January 1998 for Fetal D-Tection-TM- Kit, a product that detects fetal red cells in maternal circulation.

   For the fiscal years ended December 31, 1997 and 1996, the Company spent $389,000 and $263,000, respectively, for research and development. Management expects to increase such expenditures by at least 25% in 1998, in part due to certain contract R&D activities under consideration at two major blood centers.

Current product development activities include:

Hemostasis

- Development of a new generation D-dimer kit (Auto-Dimer-TM-) that can be used on automated clinical chemistry analyzers. D-dimer is currently the Company's largest selling hemostasis product, and the Company believes the market for D-dimer testing will continue to grow. Its current format is a latex-agglutination slide test that is manually performed and read by a technologist. Pilot lots of the new Auto-Dimer-TM- kit have been completed, and clinical evaluations were begun at three European sites in January 1998. FDA approval to market this product in the U.S. is expected by mid to late 1998.

- To further augment Biopool's position in D-dimer testing, the Company has collaborated with a European instrument manufacturer to use the Auto-Dimer-TM- reagent with a rapid, point-of-care device to quantitatively measure D-dimer in patient blood.

- In 1995, the Company acquired certain technology from the University of Alberta to be used in developing a test kit for the diagnosis of Heparin-Induced Thrombocytopenia ("HIT"). Pilot lots were produced in mid-1997, and clinical evaluations are currently underway in collaboration with an instrument supplier that has expressed interest in selling the Company's HIT kit to users of their instrumentation.

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

   The Company currently markets six FDA-approved monoclonal-based reagents. Three of the antiglobulin reagents contain monoclonal anti-C3, prepared from clones owned by the Company. Raw material for the remaining products are currently purchased from a single supplier. Should the supply of these materials from this source be interrupted, the Company anticipates alternate sources could be located.

   Biopool is pursuing the development of the following reagents using purchased monoclonal antibodies: Anti-D (IgM), Anti-D (IgM/IgG), Anti-C, Anti-c, Anti-E, and Anti-e. Product License Applications for these reagents are expected to be completed and submitted to the FDA by second quarter 1998. In May 1997, a Product License Application was submitted to the FDA for Anti-D Monoclonal/Polyclonal Blend, a blood grouping reagent for slide, rapid tube and micro-plate testing. A new product for detecting fetal red cells in maternal circulation, Fetal D-Tection-TM- Kit, was developed in 1997, and a 510(k) filing was submitted to the FDA in January 1998.

   The Company maintains an active liaison with university and other research-based technology transfer groups and is currently evaluating various product concepts and core technologies that could be applicable to its hemostasis and blood group serology product lines.

   The Company is actively evaluating other sources of monoclonal antibodies for its blood group serology reagents in order to reduce reliance upon a single supplier and to also offer a unique set of monoclonals to present a differentiated product line.

MANUFACTURING AND QUALITY CONTROL

   The Company currently manufactures its reagents and assembles its test kits at its facilities in Ventura, California; West Chester, Pennsylvania; Umea, Sweden; and Burlington, Canada. Many of the raw materials used in the manufacture of its test kits, including polyclonal antibodies, monoclonal antibodies, and purified proteins, are prepared by the Company. In cases where raw materials are obtained from outside sources, the Company avoids dependence on any one source where possible. Human plasma, an important starting material for many of the products, is sourced from licensed blood banks and plasmapheresis centers. Red cell products are prepared from whole blood collected and sold by licensed blood banks. The Company believes that the available sources of materials are adequate for its present and anticipated needs.

   All of the Company's products are manufactured in accordance with Good Manufacturing Practices ("GMP's") for Medical Devices as promulgated by the FDA. All Company facilities are registered as Device Manufacturing Establishments with the FDA. The BCA facility is further licensed by the FDA for the manufacture of biological products. Three U.S. FDA product licenses are in effect allowing for the manufacture and distribution of blood group serum, reagent red blood cells, and anti-human globulin products. The Company is registered with the U.S. Drug Enforcement Administration to handle Schedules I-V controlled substances.
Vial-filling, freeze-drying, microtiter plate-filling, and processing equipment are adequate for the Company's present needs. Management believes that two- to three-fold volume increases can be accommodated with little additional investment in facilities. Furthermore, the BCA facility in West Chester has been certified to meet the requirements of ISO 9001 standards of quality. The Company's Ventura facility is currently undergoing preparations to become ISO certified, which is expected to be achieved by late 1998 to early 1999.

MARKETING AND DISTRIBUTION

   The Company markets and sells its products domestically through regional and national distributors and ten outside sales representatives, including two regional sales managers. The Company's sales personnel are highly experienced in the technical aspects of the product line and include blood bank specialists and others with advanced degrees in medical technology.

   Biopool's products are sold outside of the U.S. through an extensive network of independent distributors. With the acquisition of BCA from Organon Teknika Corporation in January 1997, the Company entered into a distribution agreement with Organon Teknika B.V. ("OTI") allowing for the continuance of blood group serology product distribution through OTI foreign affiliates on a non-exclusive worldwide (non-U.S.) basis. Since that time, many OTI affiliates have continued to place routine orders for the products and act as regional distributors. In certain territories, the Company has elected to appoint other distributors for the sale of blood group serology products (notably Canada and the U.K.).

   The Company's sales and marketing activities are supported by two directors of marketing, one for hemostasis products and one for blood group serology products. Customer service and technical services are supported by a staff of six employees. The technical service personnel provide continuing education to customers through sponsored workshops and consultation services and also prepare and provide numerous examples of technical support documentation. Gulf Coast Regional Blood Center in Houston, Texas, is retained by the Company as an outside consultation laboratory to further service customer needs.

   The Company's customer base is now over 4,000 end-users, with non-U.S. distribution utilizing over 50 independent dealers in more than 50 countries. The Company augments its direct sales activities through active participation in a number of key regional, national, and international industry trade shows, including the American Association of Clinical Chemistry, the American Association of Blood Banking, the American Society of Hematology, Clinical Laboratories Management Association, and Medica (Dusseldorf, Germany). The Company also maintains a visible domestic market presence by exhibiting at over 20 regional blood bank meetings annually.

   In addition to direct sales activities, the Company's products are distributed in the U.S. through Columbia Diagnostics, InfoLab, LABSCO, and Perigon, which collectively cover all 50 states with over 180 sales representatives. The Company also has agreements with Allegiance
Healthcare and Fisher Healthcare to supply its blood group serology products to those customers with which they maintain compliant contract business.

   Biopool also has significant sales derived from private label ("PL") and Original Equipment Manufacturer ("OEM") business with other companies in the hemostasis and drugs-of-abuse testing markets. Such PL/OEM accounts include Biosite Diagnostics, Dade Behring (formerly Dade International), Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson & Johnson), Pacific Hemostasis (a division of Fisher Scientific), and Sigma Diagnostics (Sigma/Aldrich).

   No customer accounted for over 10% of sales during 1997.

   PL/OEM products accounted for 17% of sales in 1997.

   Sales by geographic region for 1997 were: U.S. and Canada $10,877,000, Europe $3,821,000, Asia-Pacific $796,000, and ROW $1,011,000. Management expects a similar breakdown of sales by geographic area for 1998.

MARKETS AND COMPETITION

   The Company believes that the worldwide market for in vitro diagnostics is approximately $18-20 billion and that the existing market for blood coagulation, fibrinolysis, and thrombotic risk factors is approximately $600 million. The total worldwide blood group serology market is approximately $300 million. The Company's current product range thus addresses a worldwide market of approximately $1 billion.

   Biopool markets its products and competes on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than those of the Company. In the hemostasis area, these companies include BioMerieux, Boehringer Mannheim, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson and Johnson), and Sigma Diagnostics (Sigma/Aldrich).

   Also, a number of companies of a similar profile to Biopool are engaged in the research and development of diagnostic test kits relating to the Company's historical market niche of hemostasis/fibrinolysis. Some of these include: Diagnostica Stago S.A. (France), Chromogenix AB (Sweden, a subsidiary of Instrumentation Laboratory), and Agen, Inc. (Australia). Biopool currently has approximately a 2% worldwide market share in total hemostasis products and up to a 20-30% share in certain specialty hemostasis/fibrinolysis products.

   In the blood group serology business, major competitors include Ortho, Immucor, and Gamma Biologicals, with approximately 45%, 27%, and 15% U.S. market share, respectively. The BCA products enjoy an approximate 5% U.S. market share. In addition to these same competitors worldwide, other competitors include Diamed (Switzerland), Biotest (Germany), and Diagast (France). BCA products have a non-U.S. market share of approximately 1%.

   Competition is based upon a number of factors, including product quality, customer service, price, continuous availability of product, breadth of product range, and the strength and effectiveness of the sales and marketing organization. The Company believes its test kits and reagents compete on the basis of price, relative ease of use, quality, accuracy, and precision.

SUPPLIERS

   The Company obtains raw materials from numerous outside vendors. Key raw materials include whole blood, plasma, anti-sera, platelets, and monoclonal antibodies. The Company generally has more than one source for its raw materials, except for certain monoclonal antibodies utilized in its blood group serology products. The Company continually evaluates additional suppliers to reduce its dependence on any single vendor.

   Certain of the Company's hemostasis products are derived from plasma obtained from individuals with rare genetic deficiencies of certain clotting factors (such as factor VIII, Hemophilia A). In order to reduce reliance on this diminishing resource, the Company has in recent years developed methodologies in-house to prepare "immuno-depleted" plasmas that mimic these congenital disorders.

   Within the blood group serology product line, certain products are derived from the blood of individuals with rare combinations of antigens and/or antibodies. Such donor individuals are rare, and the Company has from time to time experienced delays or disruptions in supplies. However, sales of products derived from these rare blood types are not material.

   During 1997, the Company derived approximately $1.8 million (approximately 11% of its total revenues) from the distribution and sale of "Bayrho-R-," a therapeutic Rh immunoglobulin manufactured by Bayer. The Company has experienced from time to time, and continues to experience, back orders and disruptions in supply of Bayrho-R- from the manufacturer. The Company has no alternate source of supply for a product equivalent to Bayrho-R-. Prolonged disruption in the supply of this product will likely lead to the loss of customers for, and future sales of, this product, and such loss could have a material adverse impact on the Company's operating results.

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

   The Company has established rights in the trademarks "Auto-Dimer," "Imulyse," "Spectrolyse," "Desafib," "Desafib X," "Chromolize," "TintElize," "Stabilyte," "Accucell-16," "Re CAP," "Quik Chek," "W.A.R.M.," "RESt," "HPC," "Acculiss," EM-V," "EM-X," "Fetal D-Tection," and "Self-Check." The marks Biopool-R-, BCA-R-, TintElize-R-, Minutex-R-, Tencell-R-, Spectrogen-Duo-R-, Spectrogen-Trio-R-, Confirmcells-R-, and Coatagen-R- have been registered by the Company with the United States Patent and Trademark Office and in many foreign territories.

GOVERNMENT REGULATIONS

   The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries in which the Company's diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the preclinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manufacturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification. Such application must contain information that establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. Over 70 of the Company's products have received marketing approval via the 510(k) process.

   The manufacture and distribution of products intended for use in blood banks is a highly regulated business. The Company is subject to ongoing compliance with various federal, local and international laws, regulations and rules regarding establishment and product licensing, as well as product labeling and other manufacturing and testing activities. During the first half of 1997, BCA manufactured and distributed blood bank reagents under Establishment License #956-004 granted to Organon Teknika, Inc., from which the business was purchased. The Company received its own Establishment License in August 1997 (#1227). During November and December 1997, the

Company submitted over 15 product applications to the l'Agence du
Medicament, the French regulatory agency, for approval to begin marketing the full product range in France. Additional applications will be submitted in early 1998, with approvals expected to be received during the second quarter of 1998.

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

RISK FACTORS

   Loss of Revenue from Distribution of Products. The Company derives a significant portion of its revenue from the distribution and sale of products manufactured by third parties. During 1997, the Company derived approximately $1.8 million of its total revenue (approximately 11%) from the distribution and sale of "Bayrho-R-," a therapeutic Rh immunoglobulin manufactured by Bayer. The Company has experienced from time to time, and continues to experience, back orders and disruptions in supply of Bayrho-R-from the manufacturer. The Company has no alternate source of supply for a product equivalent to Bayrho-R-. Prolonged disruption in the supply of Bayrho-R- will likely lead to the loss of customers for, and future sales of, this product, and such loss could have a material adverse effect on the Company's operating results.

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

   International Sales. International sales accounted for approximately 37% and 48% of Biopool's revenues in 1997 and 1996, respectively. International sales can be subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, and potentially adverse tax consequences. Biopool depends on third-party distributors for a material portion of its international sales. The loss of, or other significant reduction in sales to, certain of these third-party distributors could have a material adverse effect on the Company's business and results of operations. Approximately 15% of the Company's sales are made in Swedish Krona. Gains and losses on the conversion of accounts receivable arising from international operations have in the past contributed, and may continue to contribute, to fluctuations in the Company's results of operations. During 1997, the strengthened value of the U.S. dollar to the Swedish Krona resulted in a negative impact on stated consolidated revenues of $321,000 and a negative impact of $39,000 on net profit. In addition, increases in the exchange rate of the dollar to foreign currencies have caused the Company's products to become relatively more expensive to customers in certain countries, leading to a reduction in sales or profitability in some isolated cases. The closure of the Company's Canadian operations is not expected to have a material impact on sales.

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

EMPLOYEES

   At the end of 1997, the Company had 114 full-time, permanent employees:
86 in the U.S., 16 in Sweden, and 12 in Canada. Many employees hold advanced degrees or certifications in medical technology. Five individuals hold Ph.D. degrees in the biological sciences. The Company's ability to develop, manufacture, market, and sell products and to establish and maintain its competitive position in light of new technological developments will depend, in large part, on its ability to attract and retain qualified personnel. Certain of Biopool's Swedish employees are members of national unions. The Company believes its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

   The information is disclosed in Note 6 to the consolidated financial statements included herein under Item 13.

ITEM 2. PROPERTIES

   Biopool International leases a 20,000 square-foot facility in Ventura, California, providing administrative, laboratory, manufacturing, and warehouse space, where Biopool's corporate offices are also located. Key manufacturing facilities include clean rooms, high-speed vial filling and capping capabilities, and a freeze-drying capacity of up to 40,000 vials per lot. Under the terms of the five-year lease agreement expiring in 1999, the base rent for this facility is approximately $108,000 per year with annual increments tied to the Consumer Price Index. Operations from Biopool Canada will be transferred to this location during the first half of 1998. Management believes the existing Ventura facility will accommodate these additional operations with few additions to leasehold improvements.

   The BCA facility is located in West Chester, Pennsylvania, and consists of 36,000 square feet on a seven and one-half acre lot in a suburban office park. Special features within the facility include three class 1000 clean rooms, each containing a class 100 horizontal laminar flow hood.
Associated with the clean rooms are a changing room, entry corridor, exit room, and pass-through dry heat and steam sterilizers. Two additional clean rooms are designated as class 10,000. Each contains one or more class 100 horizontal laminar flow hoods. Two manufacturing rooms contain high-efficiency exhaust systems and class 1 respirator connections. There is batch size capacity for bulk manufacture and sterile filtration for up to 600 liters. Laboratory capabilities include serological assay, defibrination, delipidation, adsorption, centrifugation, and determinations for pH, protein, and chloride. Additional testing capabilities include sterility testing and verification of cell concentration, fill volume, and applied torque.

   Biopool Sweden leases a 10,725 square-foot facility in Umea, Sweden, providing administrative, laboratory, warehouse, and manufacturing space. The laboratories are particularly suited for the preparation of high-quality biochemicals for use in the Company's test kits. Annual rent is approximately $110,000 pursuant to the terms of a ten-year lease expiring in 2002. The lease provides for termination after four years without penalty at the tenant's option.

   Biopool Canada leases a 6,700 square-foot facility in Burlington, Ontario, pursuant to the terms of a ten-year lease expiring in 2002, which provides for a yearly base rental of approximately $48,000 with annual increments limited to increases in the Consumer Price Index. This facility houses administrative, laboratory, warehouse, and manufacturing facilities. The Company is currently seeking a sublessee to occupy the facility and take over the lease payments when the Company completes its consolidation of Biopool Canada, currently expected to be completed in July 1998.

ITEM 3. LEGAL PROCEEDINGS

   From time to time the Company has been involved in legal proceedings and claims in the ordinary course of its business. The Company is not currently a party to, nor is it aware of, any legal proceeding or claim which management believes will have, individually or in the aggregate, a material adverse effect on the Company, or its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's common stock trades on The Nasdaq Stock Market-SM under the symbol BIPL. The following sets forth the high and low trade prices for the common stock for the periods indicated as reported by Nasdaq.  The
Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.
                              1997                      1996
                        HIGH         LOW         HIGH         LOW
Fourth quarter        $3-13/16     $2- 3/8     $3- 9/16     $2- 1/16
Third quarter          2- 3/4       1-15/16     2- 7/16      1-11/16
Second quarter         2- 9/16      2           2- 9/16      1- 5/8
First quarter          3- 9/32      2- 1/8      2-11/16      1- 1/16

(a) On March 20, 1998, the closing trade price of the Company's common stock, as reported by Nasdaq, was $1.875.

(b) As of March 20, 1998, there were 229 holders of record. A large number of shares are held in nominee name. Based upon information provided by the Company's transfer agent, American Stock Transfer and Trust Company, the Company believes it had approximately 3,000 shareholders on the same date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Blood Group Serology

        On January 1, 1997, the Company purchased certain assets of the Blood Group Serology Division of Organon Teknika Corporation (now "BCA") for $4,500,000 in cash. An additional $229,000 of costs were capitalized in 1997. This acquisition had and will continue to have a significant impact on the Company's operating results and financial condition. This acquisition has approximately doubled the total sales; selling, general and administrative expenses; and the number of employees of the Company during 1997.

Consolidation of Canadian Operations

        On December 23, 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada, with the operations conducted at the Company's facilities in Ventura, California. The Company expects to incur restructuring charges of approximately $450,000, of which $342,000 was charged to the fourth quarter of 1997. It is anticipated that the transfer of technology and manufacturing will be completed by June 30,

1998. Management anticipates significant cost savings due to the elimination of duplicative overhead costs and economies of scale in manufacturing beginning in the second half of 1998. The closure of the Canadian manufacturing operations is not expected to have any long-term negative impact on sales. The Company recently announced the signing of an agreement with ESBE Scientific to market and distribute the Company's blood group serology and hemostasis products throughout Canada.

1997 versus 1996

        Sales

        Sales for the year ended December 31, 1997, increased from the prior year approximately $8,485,000, or 106%, to $16,505,000. While the majority of the increase was due to the acquisition of BCA, sales from the core hemostasis business grew approximately 2%, significantly less than in recent years. Due to the strengthening of the U.S. dollar against the Swedish Krona during 1997, sales made by Biopool Sweden were reduced by $321,000. Historically, strong growth has come from the private label/OEM market, which was flat during 1997. In response to the foregoing, sales and marketing efforts have been expanded and diversified through domestic and international distribution organizations and augmented by direct sales to end-users, which are expected to have some impact on future sales growth, but management does not expect, in the near term, a material increase in sales as a result of these efforts.

        Sales by quarter for the first three quarters of 1997 reflected consistent, stable growth and were on target with budget. Sales for the fourth quarter, however, dropped below the prior three quarters. This decline in sales was across the board by geographic region, product group, and distribution channel. Management has not identified any single reason for this decline that would indicate any specific downward trend in the Company's market other than the general pressures of price competition and the strong U.S. dollar, which may be impacting foreign sales. This slower pace of sales has now followed into the first quarter of 1998 exacerbated by the unavailability of a finished product (Bayrho-R-) from a single supplier. This product became backlogged in February without notice and may not be available again until July of this year. For the year ended December 31, 1997, sales of this product had been approximately $140,000 per month. The Company has no alternative source of supply for a product equivalent to Bayrho-R-. Prolonged disruption in the supply of this product will likely lead to the loss of customers for, and future sales of, this product, and such loss could have a material adverse impact on the Company's operating results.

        The Company's customers are dispersed over wide geographic areas, and no customer exceeded 10% of sales in 1997. Sales in the United States and Western Europe accounted for 63% and 23%, respectively, of total sales during 1997.

        The Company believes that its future sales will continue to be influenced by many additional factors, including the introduction of new diagnostic test kits, success in marketing its test kits to the clinical market, increased awareness and demand for testing by physicians, expansion of the Company's products into new geographic areas through distributors and OEM relationships, and direct sales through Company-employed sales representatives. Rapid changes in technologies, demand level for certain diagnostic tests, price competition, continued efforts worldwide to reduce health care costs (including diagnostic testing), and the availability of high-quality raw materials may also have a material impact on the Company's short- and long-term sales.

        Costs and Expenses

        From 1996 to 1997, cost of sales increased $5,931,000, or 145%, to $10,023,000. The 1997 amount represents 61% as a percentage of sales, compared with 51% for 1996. The gross increase in cost of sales is due primarily to the acquisition of BCA, while the increases as a percentage of sales are primarily due to under-utilized manufacturing capacity that currently exists at the Company's BCA facility in West Chester, Pennsylvania. Management is attempting to capitalize on this production capacity by growing market share of existing products and adding new, profitable product lines.

        Selling, general and administrative expenses increased by $2,116,000 to $4,625,000 in 1997 from $2,509,000 in 1996. The majority of these increases were due to the BCA acquisition. In addition to ongoing BCA selling, general and administrative costs, significant transitional costs were incurred in connection with the selection and installation of new hardware and software and the subsequent training of employees; sales and marketing efforts to establish new working relationships with domestic distributors, enhance the Company's presence at domestic and international trade shows, and expand its direct sales efforts; and the hiring and training of a new customer service department. The Company also added management positions during the latter part of 1996 in anticipation of ongoing internal growth and acquisition activities.

        Research and development expenses showed an increase to $432,000 in 1997 versus $263,000 in 1996. The Company continues to invest in research and development aimed at improvements to the existing product line, new diagnostic reagents in hemostasis and blood group serology, and evaluation of newer technologies which may be applicable to current and future diagnostic test kits. Research and development activities are expected to increase approximately 25% in 1998.

        Interest expense for 1997 increased $236,000 from $68,000 to $304,000 as a result of bank financing for the BCA acquisition.

        Income Taxes

        The Company's income tax benefit primarily represents state franchise and foreign government income tax expense, which were offset by reductions in the Company's deferred tax asset valuation allowance due to the utilization of NOL carryforwards and a $200,000 reduction recognized in 1997 to reflect the estimated future benefit of the net deferred tax assets remaining at year end. All NOL benefits have now been utilized, which will have the effect of increasing the Company's effective tax rate beginning the first quarter of 1998.

        Foreign Currency Translations

        Foreign transaction gains and losses for the Company were minimal in 1996; however, during 1997, the devaluation of the Swedish Krona reduced reported sales by $321,000 and net income by $39,000. The continuing strength of the U.S. dollar had a dampening effect on certain foreign sales, the dollar amount of which is difficult to measure for 1997 and future sales. The impact of foreign currency translation differences reduced stockholders' equity by $268,000 in 1997.

        Impact of Year 2000

        The Company's existing hardware and software are compliant with Year 2000 requirements; however, the Company has not yet performed an assessment of computer systems belonging to customers, vendors, and other outside parties with whom the Company does business. Such an assessment on significant relationships will be performed during 1998. It is not anticipated that such an assessment will reveal significant potential problems nor incur significant costs.

Liquidity and Capital Resources

        The Company's liquidity and capital resources remained strong throughout 1997. Working capital as of December 31, 1997, was $5.5 million, with a current ratio of 3.1 to 1. Approximately $500,000 of the Company's cash was used to establish working capital for the BCA operations, which was purchased without accounts receivables and payables. The total debt to equity ratio at December 31, 1997, was 31%, and $1,206,000 in principal was paid during the year. The Company's management does not expect any negative impact to the Company's financial condition associated with the consolidation of its Canadian operations other than one-time cash payments of approximately $300,000, plus the write-off of tangible and intangible assets of approximately $150,000. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs for at least the next twelve months. The Company continues to seek potential acquisitions and potential sources of capital to finance such acquisitions, although it has no commitments for either at this time.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data have been included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 10. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) and (2) The following consolidated financial statements of Biopool International, Inc., and subsidiaries are hereby included by reference to Item 7:

                                                             PAGE NO.

            Report of Independent Auditors                      27

            Consolidated balance sheets as of December 31,
               1997 and 1996                                    28

            Consolidated statements of income for the years
               ended December 31, 1997 and 1996                 30

            Consolidated statements of stockholders' equity
               for the years ended December 31, 1997 and 1996   31

            Consolidated statements of cash flows for the years
               ended December 31, 1997 and 1996                 32

            Notes to consolidated financial statements          33

           (3)  Listing of Exhibits

           EXHIBIT NO.

            3.1  Certificate of Incorporation (1)
            3.2  By Laws (1)
            4.1  Form of Five-Year Common Stock Purchase
                 Warrant and list of holders (2)
           10.2  1987 Stock Option Plan (1)
           10.2  1993 Stock Incentive Plan (3)
           21    Subsidiaries of the Registrant
           _______________________________________________________________

           (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).

           (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1997:

           None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Biopool International, Inc.



Date:  March 27, 1998                   BY:    /s/ Michael D. Bick
       _____________________                   ________________________
                                               Michael D. Bick, Ph.D.
                                               Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael D. Bick
_____________________         Chairman and               March 27, 1998
Michael D. Bick, Ph.D.        Chief Executive Officer


/s/ Robert K. Foote
_____________________         Chief Financial Officer    March 27, 1998
Robert K. Foote


/s/ Andrew L. Cerskus
_____________________         Director                   March 27, 1998
Andrew L. Cerskus, Ph.D.


/s/ Douglas L. Ayer
_____________________         Director                   March 27, 1998
Douglas L. Ayer


/s/ N. Price Paschall
_____________________         Director                   March 27, 1998
N. Price Paschall

                      ANNUAL REPORT ON FORM 10-KSB

                          ITEM 13(a)(1) and (2)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                SCHEDULES

                      YEAR ENDED DECEMBER 31, 1997

                       BIOPOOL INTERNATIONAL, INC.

                           VENTURA, CALIFORNIA

                      REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Biopool International, Inc.


     We have audited the accompanying consolidated balance sheets of Biopool International, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopool International, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.








Ernst & Young LLP


Woodland Hills, California
March 19, 1998

                       BIOPOOL INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                                  1997          1996
_______________________________________________________________________
                                                    (in thousands)
ASSETS

Current assets
  Cash and cash equivalents                    $ 1,376       $ 2,019
  Accounts receivable, net of allowance for
    doubtful accounts of $81,000 and $11,000
    in 1997 and 1996, respectively               2,677         1,560
  Inventories                                    3,784         2,027
  Prepaid expenses and other current
    assets                                         286           289
_______________________________________________________________________
Total current assets                             8,123         5,895

Property and equipment
  Land                                             650            --
  Building                                       1,750            --
  Leasehold improvements                           844           878
  Processing and lab equipment                   2,495         2,351
  Furniture and fixtures                           844           432
_______________________________________________________________________
Total property and equipment                     6,583         3,661
  Less accumulated depreciation                 (2,398)       (2,018)
_______________________________________________________________________
Property and equipment, net                      4,185         1,643

Other assets
  Deposit on acquisition                            --         4,500
  Deferred tax benefits                            686           400
  Intangible assets                                684           778
_______________________________________________________________________
Total other assets                               1,370         5,678
_______________________________________________________________________
TOTAL ASSETS                                   $13,678       $13,216
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS

                               (continued)

                                                    December 31,
                                                 1997          1996
_______________________________________________________________________
                                      (in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                             $   513       $   214
  Accrued expenses                               1,140           589
  Income taxes payable                              35           185
  Bank borrowings                                   --           120
  Current portion of long-term debt                964           852
_______________________________________________________________________
Total current liabilities                        2,652         1,960

Long-term debt, net                              1,873         2,811

Deferred tax liability                             108            93

Commitments and contingencies                       --            --

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 8,648,828 and
    8,570,380 shares issued and outstanding
    at December 31, 1997 and 1996,
    respectively                                    86            86
  Additional paid-in capital                    10,855        10,737
  Accumulated deficit                           (1,675)       (2,518)
  Cumulative foreign currency translation
    adjustment                                    (221)           47
_______________________________________________________________________
Total stockholders' equity                       9,045         8,352
_______________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $13,678       $13,216
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF INCOME



                                              Year Ended December 31,
                                                 1997          1996
_______________________________________________________________________
                                      (in thousands except share data)
Sales                                          $16,505       $ 8,020
Cost of sales                                   10,023         4,091
_______________________________________________________________________
Gross profit                                     6,482         3,929

Operating expenses:
  Selling, general and administrative            4,625         2,509
  Research and development                         432           263
  Restructuring costs                              342            --
_______________________________________________________________________
                                                 5,399         2,772

Interest expense                                   304            68
Other (income) expense, net                        (52)          (91)
_______________________________________________________________________
Income before income taxes                         831         1,180
Income tax benefit                                  12           115
_______________________________________________________________________
Net income                                     $   843       $ 1,295
_______________________________________________________________________
_______________________________________________________________________
Earnings per share
  Basic                                        $  0.10       $  0.16
  Diluted                                      $  0.09       $  0.16

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands except share data)
                                                          Additional
                                        Common Stock         paid-in
                                    Shares       Amount      capital
______________________________________________________________________
BALANCE AT JANUARY 1, 1996         7,935,751      $  79      $ 9,563
   Issuance of common stock          634,629          7        1,174
   Net income
   Foreign currency translation
______________________________________________________________________
BALANCE AT DECEMBER 31, 1996       8,570,380         86       10,737
   Issuance of common stock           78,448         --          118
   Net income
   Foreign currency translation
______________________________________________________________________
BALANCE AT DECEMBER 31, 1997       8,648,828      $  86      $10,855
______________________________________________________________________

                                               Cumulative
                                                  foreign
                                                 currency
                                Accumulated   translation
                                   Deficit     adjustment      Total
______________________________________________________________________
BALANCE AT JANUARY 1, 1996         $(3,813)       $ 105      $ 5,934
 Issuance of common stock                                      1,181
 Net income                          1,295                     1,295
 Foreign currency translation                       (58)         (58)
______________________________________________________________________
BALANCE AT DECEMBER 31, 1996        (2,518)          47        8,352
 Issuance of common stock                                        118
 Net income                            843                       843
 Foreign currency translation                      (268)        (268)
______________________________________________________________________
BALANCE AT DECEMBER 31, 1997       $(1,675)       $(221)     $ 9,045
______________________________________________________________________

See accompanying notes to consolidated financial statements.

                        BIOPOOL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Year Ended December 31,
                                                       1997         1996
__________________________________________________________________________
                                                       (in thousands)
Operating activities
  Net Income                                         $   843      $ 1,295
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         627          338
    Amortization                                         104           98
    Loss on disposal                                      39           --
    Other non-current balance sheet changes             (281)        (137)
  Changes in operating assets and liabilities:
    Accounts receivable                               (1,117)        (406)
    Inventories                                          286         (185)
    Prepaid expenses and other current assets              3            8
    Accounts payable and accrued expenses                700          214
__________________________________________________________________________
Net cash provided by operating activities              1,204        1,225
Investing activities
  Deposit on acquisition                               4,500       (4,500)
  Acquisition of BCA Division                         (4,701)          --
  Additions to property and equipment                   (569)        (186)
__________________________________________________________________________
Net cash used in investing activities                   (770)      (4,686)
Financing activities
  Bank borrowings                                        260           98
  Repayment of long-term debt                         (1,206)        (539)
  Issuance of long-term debt                              --        3,506
  Issuance of common stock                                90        1,181
__________________________________________________________________________
Net cash provided by (used in) financing activities     (856)       4,246
Effect of exchange rates                                (221)         (48)
__________________________________________________________________________
Net increase (decrease) in cash                         (643)         737
Cash and cash equivalents, beginning of year           2,019        1,282
__________________________________________________________________________
Cash and cash equivalents, end of year               $ 1,376      $ 2,019
__________________________________________________________________________
Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest                                         $   282      $    71
    Income taxes                                     $   356      $    56

                       BIOPOOL INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Biopool International, Inc. ("Biopool") was incorporated in 1987 in the state of Delaware. Biopool and its wholly-owned subsidiaries, Biopool AB ("Biopool Sweden"), a Swedish corporation, and Biopool Canada Inc.
("Biopool Canada"), a Canadian corporation, and its newly acquired division, BCA (see Footnote 8), are currently engaged in the research, development, production, and sale of test kits used to assess and diagnose disorders of the vascular system.

Principles of consolidation

        The consolidated financial statements of the Company include the accounts of Biopool and its wholly-owned subsidiaries and division. All significant intercompany balances and transactions are eliminated in consolidation.

Revenues

Revenues are recorded on the day products are shipped from the Company's facilities.

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

Reclassification

        Certain data in the prior year consolidated financial statements have been reclassified to conform to the 1997 presentation.

Cash and cash equivalents

        Cash and cash equivalents represent highly liquid investments and which mature within three months of date of purchase.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

        Property and equipment are stated at cost. Depreciation is generally provided on a straight-line basis over their estimated useful lives. The Company's building is depreciated over 30 years. Leasehold improvements are generally depreciated over their estimated useful lives or over the period of the lease, whichever is shorter. All other assets are depreciated over five to ten years.

Intangibles

        Management periodically reviews intangible assets to determine recoverability of these assets. Legal fees and other direct costs incurred in obtaining patents are capitalized as incurred. Such costs are amortized over the shorter of the life of the patent (seventeen years) or the related product on a straight-line basis. Accumulated amortization at December 31, 1997 and 1996 totaled $61,000 and $48,000, respectively. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over a period ranging from ten to twenty years. Accumulated amortization at December 31, 1997 and 1996 totaled $366,000 and $276,000, respectively.

Research and development costs

        Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties by the Company.

Income taxes

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Footnote
7).

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

        Exchange adjustments resulting from the foreign currency transactions are generally recognized in net earnings and are generally insignificant.

Concentration of credit risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in Certificates of Deposit and with high-quality financial institutions. At December 31, 1997, substantially all cash and cash equivalents were on deposit with three financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Accounts receivable from one customer amounted to 13% of the net balance due at December 31, 1996. No single customer had accounts receivable greater than 10% of the net balance due at December 31, 1997. Generally, the Company does not require collateral or other security to support customer receivables.

Earnings per share

        During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares, and there was no impact to the primary earnings per share amounts previously presented. For Biopool, diluted earnings per share amounts under the new standard were $0.01 per share higher than the fully diluted earnings per share previously presented. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation.

        Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method.

        The following table sets forth the computation for basic and diluted earnings per share (in thousands except share data):
                                               Years ended December 31,
                                                     1997      1996
   Numerator for basic and diluted earnings
     per share - net income                         $  843    $1,295
                                                    ______    ______
   Denominator:
     Denominator for basic earnings per share -
       weighted-average shares                       8,617     7,982
     Effect of dilutive securities - employee
       stock options and warrants                      495       360
                                                    ______    ______
     Denominator for diluted earnings per share -
       adjusted weighted-average shares              9,112     8,342
                                                    ______    ______
     Basic earnings per share                       $ 0.10    $ 0.16
     Diluted earnings per share                     $ 0.09    $ 0.16

   Options to purchase 115,000 and 369,000 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 1997 and 1996, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

   The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.1% to 6.6%; dividend yields of 0% for 1997 and 1996; volatility factors of the expected market price of the Company's common stock of 55% for 1997 and 51% for 1996; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.87 and $0.75 per share for stock options granted in 1997 and 1996, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods.  The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.  Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.  The Company's pro forma information is as follows (in thousands except share data):
                                             Years ended December 31,
                                                 1997         1996
                                               _______      _______
        Pro forma net income                   $   655      $ 1,119

        Pro forma earnings per share
           Basic                                  0.08         0.14
           Diluted                                0.07         0.14


        Information regarding stock options outstanding as of December 31, 1997, is as follows:

                                     Options Outstanding
                    _________________________________________________
                                                            Weighted
                                      Weighted               Average
                                       Average             Remaining
Price Range          Shares     Exercise Price      Contractual Life
_____________________________________________________________________
$0.9375 - $3.13     1,410,821           $1.78             8.7 years

                        Options Exercisable
                    ___________________________
                                      Weighted
                                       Average
Price Range         Shares     Exercise Price
_______________________________________________
$0.9375 - $3.13       819,083           $1.52

2.      INVENTORIES (in thousands)

        Inventories consist of the following:
                                                      1997      1996
                                                     ______    ______
        Raw materials                                $  821    $  448
        Work-in-process                               1,661       700
        Finished goods                                1,302       879
                                                     ______    ______
                                                     $3,784    $2,027

3.      LONG-TERM DEBT (in thousands)

   Long-term debt consists of the following:        1997           1996
                                                  _______        _______
BIOPOOL CANADA
Term loan payable to a bank, due in monthly
installments of $3,848 plus interest at the
bank's prime rate (6% at December 31, 1997)
plus 1.50%, due May 1, 1998.  The loans are
collateralized by Biopool Canada assets of
which the net book value exceeds the related
outstanding balance.                              $   47         $  163

BIOPOOL INTERNATIONAL
Term loan payable to a bank, due in monthly
installments of $72,795 plus interest at a
fixed rate of 8.77%, due January 2001,
collateralized by accounts receivable,
inventories, and property and equipment of
Biopool International.                             2,698          3,500

Other                                                 92             --
                                                  ______         ______
   Total                                           2,837          3,663
   Less portion due within one year                 (964)          (852)
                                                  ______         ______
   Long-term debt, net                            $1,873         $2,811

        Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value.

        The term loans payable contain certain restrictions, including capital expenditures and payment of dividends. The agreements also require the Company to maintain certain financial ratios.

        Maturities of long-term debt for the five years succeeding December 31, 1997, are $964,000 in 1998, $918,000 in 1999, $882,000 in 2000, $73,000 in
2001, and none thereafter.

        As of December 31, 1997, the Company had lines of credit totaling $934,000, all of which were unused and available.

4.      COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases certain equipment and facilities under non-cancellable operating leases. Lease expense for 1997 and 1996 was approximately $255,000 and $274,000, respectively. At December 31, 1997,approximate minimum annual lease commitments were $275,000 in 1998, $272,000 in 1999, $158,000 in 2000, $155,000 in 2001, $73,000 in 2002, and
none thereafter.

Royalties

        The Company has joint research and development contracts under which royalties will be paid as products are introduced into the market. The royalties range from 3% to 15% of sales of the related products. Certain contracts require additional payouts of 25% of sales, as defined, if licenses are sold. Royalty expense amounted to $86,000 and $132,000 in 1997 and 1996, respectively.

Litigation

        The business of the Company gives rise to routine litigation. In management's opinion, there are no known actions or claims pending or threatened at this time.

5.      STOCK OPTION PLANS

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

   Stock option activity for 1995 through 1997 follows:
                                                                 Weighted
                                                                  Average
                       Shares                                    Exercise
                    Outstanding    Exercisable   Price Range       Price
_________________________________________________________________________
Balance at
December 31, 1995  1,061,782        443,888     $0.19 - 2.75      $1.26

Granted              594,657                     1.44 - 3.13       1.99
Exercised           (134,628)                    0.19 - 1.44       1.13
Cancelled           (236,700)                    0.94 - 1.44       1.25
                  __________
Balance at
December 31, 1996  1,285,111        611,600      0.94 - 3.13       1.62
                  __________
Granted              270,163                     2.28 - 2.68       2.46
Exercised            (78,435)                    0.94 - 1.44       1.15
Cancelled            (66,018)                    1.44 - 2.50       2.11
                  __________
Balance at
December 31, 1997  1,410,821        819,083     $0.94 - 3.13      $1.78

        At December 31, 1997, 556,280 shares were available for future grants under the Plans.

        As of December 31, 1997, the Company had 274,951 warrants outstanding and exercisable for prices ranging from $1.875 to $3.00 with a weighted average exercise price of $2.00 per share.

6.      GEOGRAPHIC INFORMATION

        The Company currently operates in one industry, in vitro diagnostic medical products, and sells its products worldwide through its three wholly-owned subsidiaries. No customer accounted for more than 10% of total sales in 1997 and 1996.

        The consolidated financial statements include the following information for Biopool Sweden, Biopool Canada, and Biopool International in thousands of dollars.
                                                        Elimina-
                    Biopool    Biopool     Biopool     tions and  Consoli-
                    Sweden     Canada   International  Corporate   dated
___________________________________________________________________________
1997
Sales               $ 2,794    $ 1,602    $13,309       $(1,200)   $16,505
Less intercompany      (450)      (545)      (205)        1,200         --
                    _______    _______    _______       _______    _______
Sales to unaffil-
 iated customers      2,344      1,057     13,104            --     16,505

Net income              335         27        534           (53)       843
Identifiable assets   1,945        962     10,703            68     13,678
___________________________________________________________________________

1996
Sales                 3,071      1,488      4,651        (1,190)     8,020
Less intercompany      (544)      (497)      (149)        1,190         --
                    _______    _______    _______       _______    _______
Sales to unaffil-
 iated customers      2,527        991      4,502            --      8,020

Net income              435         93        483           284      1,295
Identifiable assets   2,298      1,160      3,306         6,359     13,123
___________________________________________________________________________

  Product sales to affiliates are generally priced at cost plus 30%.

  Information regarding the Company's sales by geographic locations is as follows:
                                               1997         1996
                                             _______      _______
     United States                           $10,372      $ 4,192
     Western Europe                            3,821        2,518
     Asia/Pacific Region                         796          438
     Canada                                      505          240
     Other                                     1,011          632
                                             _______      _______
       Total                                 $16,505      $ 8,020

7.   INCOME TAXES

     The provision for income taxes is composed of the following (in thousands):
                                              1997         1996
                                             _____        _____
   Current:
     Federal - AMT                           $  50        $  21
     State                                      76           43
     Foreign                                   148          221
                                             _____        _____
                                               274          285
   Deferred:
     Reduction of valuation allowance         (250)        (400)
     Other                                     (36)          --
                                             _____        _____
      Net benefit                            $ (12)       $(115)

        The reconciliation of income tax computed at the U.S. Federal Statutory rates to the income tax provision is as follows:
                                              1997         1996
                                             _____        _____
   Tax at U.S. statutory rate (34%)          $ 283        $ 401
   State income tax                             76           43
   Creation (utilization) of foreign
     and U.S. net operating loss
     carryforwards                            (281)        (342)
        Reduction of valuation allowance      (250)        (400)
   Foreign taxes                               148          221
   Other                                        12          (38)
                                             _____        _____
      Net benefit                            $ (12)       $(115)

        The components of the Company's deferred tax assets and liabilities at
December 31, are as follows:
                                              1997         1996
                                             _____        _____
   Deferred tax assets:
     Net operating loss carryforwards        $ 534        $ 662
     Other                                     152           59
                                             _____        _____
                                               686          721
   Deferred tax liabilities:
     Depreciation and amortization              --          (57)
     Foreign                                  (108)         (93)
                                             _____        _____
                                              (108)        (150)

   Valuation allowance                          --         (264)
                                             _____        _____
   Deferred taxes, net benefit               $ 578        $ 307

     The valuation allowance decreased approximately $264,000 in 1997, representing primarily the utilization of net operating loss carryforwards and a $200,000 adjustment to reflect the estimated future benefit of the net deferred tax assets remaining at year-end.

     Biopool Sweden and Biopool Canada file separate income tax returns in Sweden and Canada, respectively. At December 31, 1997, the Company had available net operating loss carryforwards of approximately $1,571,000 in the United States. The United States carryforwards expire in varying amounts through 2010. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

     The pretax income of the Company's foreign subsidiaries was approximately $510,000 and $748,000 at December 31, 1997 and 1996, respectively.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,159,000 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

8.   ACQUISITION

     On January 1, 1997, the Company acquired certain assets of the Blood Group Serology Division of Organon Teknika Corporation located in West Chester, Pennsylvania, which manufactures and markets over 75 products used by blood bank facilities to screen for specific antibodies and to group and type whole blood, for $4,500,000 in cash. Another $229,000 of costs associated with the acquisition were capitalized in the first nine months of 1997. The Company funded the acquisition, in part, from the privately placed sale of 500,000 shares of its Common Stock to a group of accredited investors and, in part, from the proceeds of a $3.5 million credit facility. The acquisition was accounted for as a purchase.

     The following unaudited data was prepared for analytical purposes only.
Proforma consolidated operating results give effect as if the acquisition occurred January 1, 1996.
                                     Twelve Months Ended December 31,
                                          1997              1996
                                        _______           _______
                                     (in thousands except share data)
   Net sales                            $16,505           $15,981
   Net income                               843             1,545
   Diluted earnings per share              0.09              0.17

     9.   RETIREMENT PLAN

     The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 12% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributed $141,000 and $15,000 in 1997 and 1996, respectively.

     10.  RESTRUCTURING CHARGES

     In December 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada, with its operations conducted at the Company facilities in Ventura, California. The transition of the technology and operations are expected to be completed by June 30, 1998. A restructuring charge of $342,000 was recorded in the fourth quarter of 1997 to accrue for anticipated termination benefits ($111,000) for all twelve employees and the writedown of certain inventory and fixed and intangible assets. In addition, costs of approximately $100,000 are expected to be incurred and expensed during the first six months of 1998 related to normal transition activities.