Form 10QSB
period 1998-03-31
BIOPOOL INTERNATIONAL INC
filed 1998-05-14
CIK 830736

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-QSB

    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 SECURITIES EXCHANGE ACT OF 1934

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1998



                  Commission file number 0-17714



                   BIOPOOL INTERNATIONAL, INC.
      (Exact name of Registrant as specified in its charter)


             Delaware                                 58-1729436
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)


6025 Nicolle Street, Ventura, California 93003       (805) 654-0643
  (Address of principal executive offices)     (Registrant's telephone number
                                                including area code)


-----------------------------------------------------------------------------

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



Outstanding at March 31, 1998, Common Stock, $.01 par value per share, 8,672,884 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          BIOPOOL INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       MARCH 31, 1998      DECEMBER 31, 1997
                                         (Unaudited)
-----------------------------------------------------------------------------
                                         (in thousands except share data)
ASSETS

Current assets
    Cash                                      $ 1,092                $ 1,376
    Accounts receivable, net                    2,896                  2,677
    Inventories                                 3,697                  3,784
    Prepaid expenses and other
      current assets                              370                    286
-----------------------------------------------------------------------------
Total current assets                            8,055                  8,123

Property and equipment                          6,634                  6,583
    Less accumulated depreciation              (2,548)                (2,398)
-----------------------------------------------------------------------------
Property and equipment, net                     4,086                  4,185

Other assets                                    1,359                  1,370
-----------------------------------------------------------------------------
TOTAL ASSETS                                  $13,500                $13,678
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and other payables       $ 1,606                $ 1,688
    Debt                                          917                    964
-----------------------------------------------------------------------------
Total current liabilities                       2,523                  2,652

Long-term debt, net                             1,644                  1,873

Deferred tax liability                            108                    108

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000
       shares authorized; 8,672,884 and
       8,648,828 shares issued and out-
       standing in 1998 and 1997, respec-
       tively                                      86                     86
    Other stockholders' equity                  9,139                  8,959
-----------------------------------------------------------------------------
Total stockholders' equity                      9,225                  9,045
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $13,500                $13,678
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  BIOPOOL INTERNATIONAL, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

THREE MONTHS ENDING MARCH 31,                  1998             1997
-----------------------------------------------------------------------------
                                         (in thousands except share data)
Sales                                       $ 3,838          $ 4,103

Costs and expenses
  Cost of sales                               2,322            2,485
  Selling, general and administrative         1,037            1,043
  Research and development                      116              109
  Restructuring costs                            43               --
  Other                                          --              (19)
  Interest expense                               60               88
-----------------------------------------------------------------------------
                                              3,578            3,706
-----------------------------------------------------------------------------
Income before taxes                             260              397
Income tax expense                               78               87
-----------------------------------------------------------------------------
Net income                                  $   182          $   310
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Earnings per share:
  Basic                                     $  0.02          $  0.04
  Diluted                                   $  0.02          $  0.03



             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

THREE MONTHS ENDING MARCH 31,                  1998             1997
-----------------------------------------------------------------------------
                                                  (in thousands)
Operating activities                        $    45          $  (422)

Investing activities                            (51)            (294)

Financing activities                           (258)            (211)

Effect of exchange rates                        (20)            (156)
-----------------------------------------------------------------------------
Net decrease in cash                        $  (284)         $(1,083)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                  BIOPOOL INTERNATIONAL, INC.

Notes to Consolidated Financial Statements  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 is not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Inventories                          March 31,    December 31,
                                             1998            1997
                                         -------------------------
                                               (in thousands)
    Raw materials                          $1,091          $  821
    Work in process                         1,540           1,661
    Finished products                       1,066           1,302
                                           ------          ------
                                           $3,697          $3,784

3.  Earnings per Share

During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. For Biopool, basic earnings per share amounts under the new standard were $0.01 per share higher than the primary earnings per share previously presented. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation.

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method.

                  BIOPOOL INTERNATIONAL, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Sales were $3.8 million for the three-month period ended March 31, 1998, compared with $4.1 million for the corresponding period of 1997.
Approximately $200,000 of the decline was the result of the unavailability of a finished product (BayRho ) from a single supplier. This product became backordered in February without notice, and management has been advised by the manufacturer that this product may not be available again until August of this year. For the year ended December 31, 1997, sales of this product had been approximately $140,000 per month. The Company currently has no alternative source for a product equivalent to BayRho . Prolonged disruption in the supply of this product will likely lead to the loss of customers for, and future sales of, this product, and such loss could continue to have an adverse impact on the Company's sales and results of operations.

Cost of sales, as a percentage of sales, was unchanged at 61% for the two comparable periods.

In the first quarter of 1997, selling, general and administrative expenses included approximately $50,000 of transitional costs associated with the BCA acquisition. In the same period of 1998, increased selling and marketing expenditures and general wage increases resulted in expenditures on par with the prior year period.

On December 23, 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada Inc., with operations conducted at the Company's facilities in Ventura, California. Restructuring charges of $342,000 were charged in the fourth quarter of 1997 and $43,000 in the first quarter of 1998. It is anticipated that the transfer of technology, manufacturing, and administrative functions will be completed by June 30, 1998, for an additional charge of approximately $100,000. Management anticipates cost savings from the restructuring beginning in the third quarter of 1998.

Interest expense for the first quarter of 1998 decreased $28,000 from the prior year period as a result of lower outstanding loan balances. Total debt outstanding at March 31, 1998, was $2.6 million versus $3.6 million a year ago.

Income tax expense for the first quarter of 1997 includes a benefit related to utilization of domestic NOL carryforwards. All NOL benefits were exhausted during 1997, which has the effect of increasing the Company's effective tax rate beginning the first quarter of 1998.

Financial Condition

The Company's liquidity and capital resources remained strong into the first quarter of 1998. Working capital as of March 31, 1998, was $5.5 million, with a current ratio of 3.2 to 1.0. Approximately $276,000 of cash was used to pay down debt during the current quarter. The total debt to equity ratio at March 31, 1998, was 28%. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs for at least the next twelve months. The Company continues to seek potential acquisitions and sources of capital to finance such acquisitions, although it has no commitments for either at this time.

                  BIOPOOL INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          (11) Statements regarding computation of earnings per share.

     (b)  Reports on Form 8-K.  None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 14, 1998              BIOPOOL INTERNATIONAL, INC.
       ____________________          _______________________________
                                     (Registrant)





                                      /s/ Michael D. Bick, Ph.D.
                                      _______________________________
                                      Michael D. Bick, Ph.D.
                                      President, Chief Executive
                                      Officer and Chairman of the
                                      Board





                                      /s/ Robert K. Foote
                                      _______________________________
                                      Robert K. Foote
                                      Chief Financial Officer and
                                      Corporate Secretary