Form 10QSB
period 1998-06-30
BIOPOOL INTERNATIONAL INC
filed 1998-08-13
CIK 830736

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

                       For the quarter ended June 30, 1998



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



             _____________________________________________________


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



Outstanding at June 30, 1998, Common Stock, $.01 par value per share, 8,686,986 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          BIOPOOL INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                          JUNE 30, 1998    DECEMBER 31, 1997
                                            (Unaudited)
-----------------------------------------------------------------------------
                                            (in thousands except share data)
ASSETS

Current assets
    Cash                                        $ 1,091              $ 1,376
    Accounts receivable, net                      2,923                2,677
    Inventories                                   3,869                3,784
    Prepaid expenses and other current assets       470                  286
-----------------------------------------------------------------------------
Total current assets                              8,353                8,123

Property and equipment                            6,608                6,583
    Less accumulated depreciation                (2,605)              (2,398)
-----------------------------------------------------------------------------
Property and equipment, net                       4,003                4,185

Other assets                                      1,352                1,370
-----------------------------------------------------------------------------
TOTAL ASSETS                                    $13,708              $13,678
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and other payables         $ 1,896              $ 1,688
    Debt                                            918                  964
-----------------------------------------------------------------------------
Total current liabilities                         2,814                2,652

Long-term debt, net                               1,414                1,873

Deferred tax liability                              108                  108

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000
       shares authorized; 8,673,686 and
       8,648,828 shares issued and out-
       standing in 1998 and 1997, respectively       87                   86
    Other stockholders' equity                    9,285                8,959
-----------------------------------------------------------------------------
Total stockholders' equity                        9,372                9,045
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $13,708              $13,678
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          BIOPOOL INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                   Three Months Ending      Six Months Ending
                                         June 30,                June 30,
                                      1998      1997          1998      1997
-----------------------------------------------------------------------------
                                      (in thousands except share data)
Sales                              $ 3,881   $ 4,243       $ 7,719   $ 8,346

Costs and expenses
  Cost of sales                      2,303     2,535         4,625     5,020
  Selling, general,
    administrative                   1,139     1,094         2,176     2,137
  Research and development             111        96           227       205
  Restructuring costs                   95        --           138        --
  Other                                 14       (14)           14       (33)
  Interest expense                      56        75           116       163
-----------------------------------------------------------------------------

Income before taxes                    163       457           423       854
Income tax expense                      18       107            96       194
-----------------------------------------------------------------------------

Net income                         $   145   $   350       $   327   $   660
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Earnings per share:
  Basic                            $  0.02   $  0.05       $  0.04   $  0.08
  Diluted                          $  0.02   $  0.04       $  0.04   $  0.07



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Six Months Ending June 30,
                                                              1998      1997
-----------------------------------------------------------------------------
                                                             (in thousands)
Operating activities                                       $   365   $   260
Investing activities                                          (145)     (466)
Financing activities                                          (483)     (435)
Effect of exchange rates                                       (22)     (204)
-----------------------------------------------------------------------------

Net increase (decrease) in cash                            $  (285)  $  (845)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Inventories
                                        June 30,     December 31,
                                           1998             1997
                                              (in thousands)
    Raw materials                       $ 1,136          $   821
    Work in process                       1,615            1,661
    Finished products                     1,118            1,302
                                        ------------------------
                                        $ 3,869          $ 3,784

3.  Earnings per Share

During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. For Biopool, basic earnings per share amounts under the new standard were $0.01 per share higher than the primary earnings per share previously presented for the 1997 periods. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation.

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

                          BIOPOOL INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Results of Operations

Sales were $3.9 million for the three-month period and $7.7 million for the six-month period ended June 30, 1998, compared with $4.2 million and $8.3 million for the corresponding periods of 1997, respectively. Sales of hemostasis products for the six months ended June 30, 1998, were approximately 3% above last year, and the overall decline in sales was solely attributed to our BCA business. Approximately $375,000, or 60%, of the year-to-date decline in sales was the result of the unavailability of a finished product (BayRho ) from a single supplier as previously reported. This product became backordered in February without notice, and management has been advised by the manufacturer that this product may not be available again until September of this year. In spite of repeated efforts, the Company still has no alternative source for a product equivalent to BayRho . Prolonged disruption in the supply of this product will likely lead to the loss of customers for, and future sales of, this product, and such loss could continue to have an adverse impact on the Company's sales and results of operations. Additionally, international sales were down approximately $280,000 for the six-month period ended June 30, 1998, when compared with the prior year, in part as a result of the loss of business through certain key distributors in Europe. The Company's management is seeking to add new distributors or other strategic business arrangements in these markets. On July 13, 1998, the Company announced the appointment of a new vice president of marketing and business development in an effort to improve future sales.

Cost of sales decreased $232,000 for the three months and $395,000 for the six months ended June 30, 1998, compared with the respective 1997 periods as a result of lower sales. As a percentage of sales, year-to-date cost of sales remained relatively flat at approximately 60%. This percentage should improve with the anticipated cost savings associated with the closure of the Canadian facilities, and management continues to pursue additional cost reductions.

Selling, general and administrative expenses increased $45,000 and $39,000 for the three months and six months ended June 30, 1998, compared with the same periods of 1997. The first six months of 1997 included approximately $80,000 of incremental costs associated with the transition of the then newly acquired BCA business. The increased costs for the 1998 periods were due to increased company-wide selling and marketing expenditures and general wage increases, as well as increased allowance for BCA doubtful accounts receivable.

On December 23, 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada Inc., with operations conducted at the Company's facilities in Ventura, California. Restructuring charges of $342,000 were recorded in the fourth quarter of 1997 and $43,000 in the first quarter of 1998. The transfer of technology, manufacturing, and administrative functions was completed June 30, 1998, for additional second quarter charges of $95,000. Management anticipates cost savings from the consolidation beginning in the third quarter of 1998.

Interest expense for the three months and six months ended June 30, 1998, decreased $19,000 and $47,000, respectively, from the same prior year periods as a result of lower outstanding loan balances. Total debt outstanding at June 30, 1998, was $2.3 million versus $3.3 million a year ago.

Income tax expense for the 1997 periods include benefits related to utilization of domestic NOL carryforwards. All NOL benefits were exhausted during 1997. Income taxes for the second quarter of 1998 included a tax benefit associated with certain restructuring charges accrued in the fourth quarter of 1997.

Financial Condition

The Company's liquidity and capital resources remained strong into the second quarter of 1998. Working capital as of June 30, 1998, was $5.5 million, with a current ratio of 3.0 to 1.0. Approximately $505,000 of cash was used to pay down debt during the first six months of 1998. The total debt to equity ratio at June 30, 1998, was 25%. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs for at least the next twelve months. The Company continues to seek potential acquisitions and sources of capital to finance such acquisitions, although it has no commitments for either at this time.

In addition, the Company repurchased 13,300 shares of its Common Stock on the open market during the month of June 1998 at an average purchase price of $1.24 per share. The Company also purchased an additional 5,000 shares at an average price of $1.34 per share during the first two weeks of July 1998, all pursuant to the Company's stock repurchase program as announced June 5, 1998.

                         BIOPOOL INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Registrant's Annual Meeting of Stockholders was held on June 3, 1998.

          (b) The following directors were elected for the ensuing year at the Annual Meeting:

          Michael D. Bick, Ph.D.        N. Price Paschall
          Douglas L. Ayer               James H. Chamberlain

          No other director's term of office continued after the Annual Meeting.

          (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

          1.  The election of Michael D. Bick, Ph.D., as a director:

              6,692,338 votes for; 35,550 votes against; 0 votes withheld; 0 abstentions; 1,944,996 non-votes.

          2.  The election of Douglas L. Ayer as a director:

              6,695,438 votes for; 32,450 votes against; 0 votes withheld; 0 abstentions; 1,994,996 non-votes.

          3.  The election of N. Price Paschall as a director:

              6,695,438 votes for; 32,450 votes against; 0 votes withheld; 0 abstentions; 1,994,996 non-votes.

          4.  The election of James H. Chamberlain, as a director:

              6,695,438 votes for; 32,450 votes against; 0 votes withheld; 0 abstentions;1,994,996 non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               (11)  Statements regarding computation of earnings per share.

          (b)  Reports on Form 8-K.
               Form 8-K dated June 18, 1998.
                    Item 5 - Other Events - Registration of Securities Under Rights Agreement Dated as of June 12, 1998.
                    Item 7 - Financial Statements and Exhibits

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 13, 1998                BIOPOOL INTERNATIONAL, INC.
      -------------------------         --------------------------------
                                        (Registrant)





                                        /s/ Michael D. Bick, Ph.D.
                                        --------------------------------
                                        Michael D. Bick, Ph.D.
                                        Chief Executive Officer and
                                        Chairman of the Board





                                         /s/ Robert K. Foote
                                         --------------------------------
                                         Robert K. Foote
                                         Chief Financial Officer and
                                         Corporate Secretary