Form 10QSB
period 1998-09-30
BIOPOOL INTERNATIONAL INC
filed 1998-11-16
CIK 830736

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           Form 10-QSB

    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1998



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



Outstanding at September 30, 1998, Common Stock, $.01 par value per share, 8,617,886 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       BIOPOOL INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    September 30, 1998  DECEMBER 31, 1997
                                           (Unaudited)
-----------------------------------------------------------------------------
                                         (in thousands except share data)
ASSETS

Current assets
    Cash                                      $ 1,010            $ 1,376
    Accounts receivable, net                    2,735              2,677
    Inventories                                 3,865              3,784
    Prepaid expenses and other current assets     402                286
-----------------------------------------------------------------------------
Total current assets                            8,012              8,123

Property and equipment                          6,669              6,583
    Less accumulated depreciation              (2,776)            (2,398)
-----------------------------------------------------------------------------
Property and equipment, net                     3,893              4,185

Other assets                                    1,340              1,370
-----------------------------------------------------------------------------
TOTAL ASSETS                                  $13,245            $13,678
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and other payables       $ 1,644            $ 1,688
    Debt                                          918                964
-----------------------------------------------------------------------------
Total current liabilities                       2,562              2,652

Long-term debt, net                             1,214              1,873

Deferred tax liability                            108                108

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000
       shares authorized; 8,617,886 and
       8,648,828 shares issued and out-
       standing in 1998 and 1997, respectively     86                 86
    Other stockholders' equity                  9,275              8,959
-----------------------------------------------------------------------------
Total stockholders' equity                      9,361              9,045
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $13,245            $13,678
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                             Three Months Ending       Nine Months Ending
                                 September 30,            September 30,
                                 1998       1997          1998       1997
-----------------------------------------------------------------------------
                                    (in thousands except share data)
Sales                         $ 3,516    $ 4,315       $11,235    $12,661

Costs and expenses
  Cost of sales                 2,306      2,458         6,931      7,478
  Selling, general,
    administrative                997      1,078         3,173      3,215
  Research and development         69        137           296        342
  Restructuring costs               6         --           144         --
  Other                            18        (18)           32        (51)
  Interest expense                 50         75           166        238
-----------------------------------------------------------------------------

Income before taxes                70        585           493      1,439
Income tax expense                 27         92           123        286
-----------------------------------------------------------------------------

Net income                    $    43    $   493       $   370    $ 1,153
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Earnings per share:
  Basic                       $    --    $  0.06       $  0.04    $  0.13
  Diluted                     $    --    $  0.06       $  0.04    $  0.13


              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                          Nine Months Ending September 30,
                                                          1998       1997
-----------------------------------------------------------------------------
                                                         (in thousands)
Operating activities                                   $   599    $   516
Investing activities
  Acquisition of BCA                                         -     (4,729)
  Other                                                   (206)     4,128
Financing activities                                      (736)      (542)
Effect of exchange rates                                   (23)      (166)
-----------------------------------------------------------------------------

Net increase (decrease) in cash                        $  (366)   $  (793)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Inventories
                             September 30,      December 31,
                                     1998              1997
                                         (in thousands)
  Raw materials                   $ 1,283           $   821
  Work in process                   1,611             1,661
  Finished products                   971             1,302
                                  ------------------------------
                                  $ 3,865           $ 3,784

3.  Earnings per Share

During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. There were no changes to earnings per share as a result of the new standards for the periods reported.

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

                  BIOPOOL INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Results of Operations

Sales were $3.5 million for the three-month period and $11.2 million for the nine-month period ended September 30, 1998, compared with $4.3 million and $12.7 million for the corresponding periods of 1997. These amounts represent sales declines of 19% and 11%, respectively, and are the result of numerous, disparate factors.

Approximately $641,000, or 45%, of the year-to-date decline in sales was the result of the unavailability of a finished product (BayRho ) from a single supplier for eight of the first nine months of 1998, as previously reported. Limited shipments of this product resumed in October, but it is too early to estimate the significance of the near-and long-term impact on the Company's sales as a result of the extended period of product unavailability.

International sales of immunohematology products from the BCA Division were down approximately $340,000 for the nine-month period ended September 30, 1998, when compared with the prior year, in part as a result of the loss of business through certain key distributors in Europe. The Company's management continues to seek new distributors or other strategic business arrangements in these markets, although no assurances can be made that satisfactory arrangements will become available.

Year-to-date sales of hemostasis products experienced a decline of approximately $474,000, largely as a result of the timing of orders placed by the Company's customers. Hemostasis products are often sold in large quantities at irregular intervals. Hemostasis sales for the third quarter of 1997 were particularly strong as the result of a single large order from an Original Equipment Manufacturer (OEM) customer. Conversely, hemostasis sales for the third quarter of 1998 were lower than usual as a result of some inventory buildup prior to the summer holidays in Europe and some key OEM orders delayed until the fourth quarter.

Furthermore, the Company's domestic sales in general have suffered in 1998 as a result of a recent shift in customer buying patterns. Increasingly, purchasing decisions are being consolidated into the hands of fewer national purchasing groups. As a result, the Company temporarily lost access to certain customers. The Company is currently in the process of securing supply agreements with major vendors which have established relationships with the purchasing groups. The Company also recently hired a new Vice President of Marketing and Business Development with the express objective to develop and implement new strategies to significantly improve sales. Management anticipates measurable results from these efforts by the first quarter of next year, although no assurances can be made that such efforts will be successful in increasing sales materially.

Cost of sales decreased $152,000 for the three months and $547,000 for the nine months ended September 30, 1998, compared with the respective 1997 periods as a result of lower sales. As a percentage of sales, year-to-date cost of sales rose to 62% in 1998 compared with 59% for the same 1997 period. These percentage increases are primarily due to the fixed nature of certain overhead costs relative to the declining sales levels.

Selling, general and administrative expenses declined $81,000 and $42,000 for the three months and nine months ended September 30, 1998, compared with the same periods of 1997. The first nine months of 1997 included approximately $90,000 of incremental costs associated with the transition of the then newly acquired BCA business. Increased expenses for a general wage increase and allowance for BCA doubtful accounts receivable have been offset by third quarter savings as a result of the consolidation of the Canadian operations into the Company's Ventura facilities.

Research and development expenses were reduced by $42,000 for the nine months ended September 30, 1998, compared to the same 1997 period, primarily as a result of the Canadian consolidation.

On December 23, 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada Inc., with operations conducted at the Company's facilities in Ventura, California. Restructuring charges of $342,000 were recorded in the fourth quarter of 1997 and $144,000 in 1998. The transfer of technology, manufacturing, and administrative functions was completed June 30, 1998, and no additional restructuring charges are anticipated. As expected, cost savings of approximately $75,000 from the consolidation were recognized in the third quarter of 1998.

Interest expense for the three months and nine months ended September 30, 1998, decreased $25,000 and $72,000, respectively, from the same prior year periods as a result of lower outstanding loan balances. Total debt outstanding at September 30, 1998, was $2.1 million versus $2.8 million a year ago. Future interest expense will be further reduced as a result of a 1% interest rate decrease effective August 15, 1998.

Income tax expense for the 1997 periods include benefits related to utilization of domestic NOL carryforwards. All NOL benefits were exhausted during 1997. Income taxes for the second quarter of 1998 included a tax benefit associated with certain restructuring charges accrued in the fourth quarter of 1997.

Financial Condition

The Company's liquidity and capital resources remained strong into the third quarter of 1998. Working capital as of September 30, 1998, was $5.5 million, with a current ratio of 3.1 to 1.0. Approximately $705,000 of cash was used to pay down debt during the first nine months of 1998. The total debt to equity ratio at September 30, 1998, was 23%. During the third quarter of 1998, the Company restructured its bank term loan to reduce the interest rate by 1% and extend the term by 18 months. The Company's management believes that the current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet the Company's needs for at least the next twelve months. The Company continues to seek potential acquisitions and sources of capital to finance such acquisitions, although it has no commitments for either at this time.

Pursuant to the Company's stock repurchase program announced June 5, 1998, the Company had repurchased at September 30, 1998, a total of 69,100 shares of its Common Stock on the open market at an average purchase price of $0.99 per share.

Year 2000 Readiness

The Company has formulated and is implementing a Year 2000 Readiness Plan. Phase I of this Plan, assessment and identification of potential issues, is currently underway. As part of Phase I, the Company has determined that it should not experience any material Year 2000 problems with its products and other non-information technology systems, and is assessing both its internal information technologies and those of its third party suppliers and customers. To date, the Company has not become aware of any material problems with either its own or any third party systems, and expects to complete Phase I by March 31, 1999. Phase II of the Plan will consist of remediation efforts, which the Company has targeted for completion by June 30, 1999; however, since all of the potential risks have not yet been determined, no assurance can be made that Phase II will be fully completed by that date.

To date, the Company has spent an immaterial amount on its compliance program, and does not expect to spend in excess of $20,000 to complete both Phases of its Plan. The foregoing costs do not include the Company's internal costs (principally payroll costs for those persons working on the compliance program), which costs the Company does not track.

The Company is unable at this time to fully assess its reasonably likely "worst case" scenario. However, failures to correct Year 2000 systems could result in failures or interruptions of critical business systems which could possibly have a material impact on the Company's liquidity and financial condition. The Company does not anticipate material problems with its power supply or telecommunications systems.

Forward Looking Statements

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions) which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, Year 2000 issues, as well as other factors discussed in the Company's last Report on Form 10-KSB.



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





Date:    November 13, 1998                     BIOPOOL INTERNATIONAL, INC.
      -------------------------                -----------------------------
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