Form 10KSB
period 1998-12-31
BIOPOOL INTERNATIONAL INC
filed 1999-03-31
CIK 830736

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The aggregate market value of Biopool International, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on March 19, 1999, was $5,040,595.

Number of shares of Common Stock of Biopool International, Inc., $.01 par value, issued and outstanding as of December 31, 1998: 8,540,886. Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                          INDEX TO ANNUAL REPORT
                              ON FORM 10-KSB


PART I                                                         Page
                                                               ____

Item 1.       Business.                                           3

Item 2.       Properties.                                        19

Item 3.       Legal Proceedings.                                 20

Item 4.       Submission of Matters to a Vote
              of Security-Holders.                               20

PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters.                   20

Item 6.       Management's Discussion and Analysis of
              Results of Operations.                             22

Item 7.       Financial Statements and Supplementary Data.       26

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.            26

PART III

Item 9.       Directors and Executive Officers of the
              Registrant.                                        26

Item 10.      Executive Compensation.                            26

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management.                             26

Item 12.      Certain Relationships and Related Trans-
              actions.                                           26

Item 13.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.                           27


Signatures                                                       29

                                  PART I

ITEM 1. BUSINESS

   We are engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products. We sell over 150 products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, blood centers, and research institutions.

   We incorporated in Delaware in 1987. Our corporate office is located in Ventura, California. We have one wholly-owned operating subsidiary, Biopool AB, located in Umea, Sweden, and an operating division, BCA, located in West Chester, Pennsylvania. Through these, we also carry on product development, manufacturing, and sales and marketing activities.

   During the first half of 1998, we closed down the operations of our former Canadian subsidiary, Biopool Canada, and consolidated the activities of this facility with those of the Ventura facility. This consolidation was driven by anticipated cost savings through the elimination of duplicative administrative and facilities' overhead and manufacturing efficiencies. The consolidation was completed effective June 30, 1998.

Industry

   The worldwide in vitro diagnostics market is estimated to be worth $18-20 billion annually. Our products are sold to three specific markets within the worldwide in vitro diagnostics market, estimated to be worth approximately $1 billion annually in the aggregate. Our products are used, in general, to diagnose disease, identify individuals at risk for developing certain diseases, monitor patients undergoing therapy, and evaluate blood components prior to transfusion. Our products are typically referred to as reagents or test kits and are used by highly trained laboratory technologists utilizing a wide range of testing devices, which perform the ultimate analysis. In a typical example, patient samples (blood, plasma, urine, or other body fluids) are mixed with manufactured reagent(s), such as those we produce, and a reaction is then measured by specific instrumentation. The test result obtained thus provides certain diagnostic information to the clinician.

   In vitro diagnostic products are utilized by health care professionals worldwide. Diagnostic testing is most often performed in:

                        - hospital-based laboratories
                        - commercial reference laboratories
                        - blood centers
                        - physician office laboratories.

   Our products address three key disciplines of the total in vitro diagnostics market:

   1.   Hemostasis/Fibrinolysis

   The market for these reagents and test kits is approximately $650 million worldwide. Such products are used to:

        - diagnose patients who have suffered thrombotic (clot-forming) circulatory diseases such as myocardial infarction, stroke, embolism, or deep vein thrombosis;

        - diagnose patients who are suffering from certain bleeding disorders;

        - monitor patients undergoing therapy for such diseases and disorders; and

        - identify patients at high risk for developing such diseases and disorders.

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

   Our products are sold to over 4,000 customers worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world ("ROW").

Products

Test Kits Used for Measuring Various Components of the Fibrinolytic System

   The fibrinolytic (clot dissolving) system consists of a number of enzymes and other proteins that participate in limiting the size of blood clots and in the dissolution of blood clots that form when the blood vessel wall is damaged. The clot forms around clumped or aggregated blood platelets forming a temporary "plug" to prevent blood loss. When the fibrinolytic system is hypoactive, the blood clot can become oversized and disrupt blood flow, resulting in tissue damage. The principal enzyme involved in fibrinolysis is plasmin. Plasmin is formed from its inactive precursor, plasminogen, by the action of the naturally occurring enzymes, tissue plasminogen activator ("tPA"), and urokinase plasminogen activator ("uPA"). A high plasma level of the principal inhibitor of plasminogen activators, PAI-1 (plasminogen activator inhibitor, type 1), has been described in the scientific literature as an important risk factor in developing venous and arterial thrombosis. Hyperactive fibrinolysis, including decreased levels of inhibitors, may result in bleeding problems. Some of the fibrinolytic products we manufacture include:

   Minutex-R- D-dimer measures the D-dimer breakdown product of a fibrin clot, indicating that clot formation has occurred and that the fibrinolytic system has been activated. The Minutex-R- D-dimer test is useful in the diagnosis of deep vein thrombosis (DVT), pulmonary embolism, and disseminated intravascular coagulation (DIC). Recent studies have confirmed the ability of the Minutex-R- D-dimer test to provide results that avoid expensive and invasive procedures for confirmation of DVT.

   Chromolize-TM- tPA measures the level of tissue plasminogen activator
(tPA), the body's most potent activator of the fibrinolytic system. Decreased release of active tPA has been shown to be a risk indicator for myocardial infarction.

   Chromolize-TM- PAI-1 measures plasminogen activator inhibitor-1 (PAI-
1) levels in plasma. PAI-1 is a major modulator of tPA activity, and elevated levels are also indicative of the risk of recurrent heart attacks, recurrent deep vein thrombosis, and post-operative thrombosis.

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

Test Kits for Measuring Various Components of the Blood Coagulation (Clotting) System

   The coagulation system consists of a number of clotting factor proteins that interact in a complex way to cause the polymerization of fibrinogen to fibrin, resulting in clot formation. The clotting factors, identified by Roman numerals (e.g., factor II, factor VIII, etc.), also have inhibitors present in the circulation which limit their activity. Congenital or acquired deficiencies of any of the clotting factors may result in bleeding, while deficiencies in the inhibitors are associated with thrombotic (clot-forming) complications. Cardiovascular disease, which includes coronary artery disease and stroke, is currently the nation's leading cause of death. Inappropriate formation of thrombi (clots) by biochemical processes is behind these disease states. Several of our products are used in the diagnosis and evaluation of patients who may be suffering from cardiovascular disease, including the following products:

   Auto-Dimer-TM- is a second generation, quantitative D-dimer kit that can be used on automated clinical chemistry analyzers to measure the D-dimer breakdown product of a fibrin clot. D-dimer is a key indicator of thrombotic disorders such as deep vein thrombosis (DVT) in which potentially life-threatening blood clots form in the legs.

   MiniQuant-TM- D-dimer is a D-dimer assay specifically formulated for use on the MiniQuant-TM- reader, a new point-of-care analyzer for quantitative D-dimer identification developed by TECO GmbH.

   Bioclot-R- aPC Sensitivity Kit is Biopool's new test kit for determining sensitivity to activated protein C (APC). The most common reason for resistance to APC is a genetic mutation in the (clotting) factor V gene, which is the leading cause of thrombotic (clot-forming) diseases. Other physiological states that can lead to resistance to APC include pregnancy, malignancy, and oral contraceptive use.

   Bioclot-R- Protein C and Bioclot-R- Protein S measure key enzymes and regulatory proteins controlling the clotting process. Both tests are approaching routine use in test panels screening for thrombotic risk. The Bioclot-R- tests are easy to perform and are compatible with all routine hemostasis analyzers.

   Bioclot-R- LA is another of the easy to perform Bioclot-R- assays, in this case used to detect the presence of lupus-like anticoagulants (LA). Elevated levels of LA present a considerable risk factor for thrombosis and recurrent spontaneous abortion.

   Spectrolyse-R- AT III measures antithrombin III (AT III) levels in plasma, the most important inhibitor of clotting activity within the hemostasis system. Decreased levels of this key protein are prognostic of thrombotic risk.

   Factor Deficient Plasmas are human plasmas synthetically depleted of individual clotting factors using specific monoclonal and polyclonal antibodies. These plasmas are used as substrate plasmas in the clinical laboratory for the determination of clotting factor deficiency in patients.

   Hemostasis Reference Plasma is a freeze-dried reference plasma that has been assayed against international plasma standards (obtained from the World Health Organization) for 24 hemostasis analytes and marketed as a universal control in the performance of many hemostasis tests.

Products Used in the Routine Screening of the Coagulation System,
Monitoring Patients on Oral Anticoagulant or Heparin Therapy, and Assessing Platelet Function

   Test systems, such as those manufactured by Biopool, are routinely used to provide global information on the status of the blood "clotting system" prior to surgery in order to identify individuals who might be at risk for excess bleeding during invasive procedures. These global tests are also commonly used to monitor the status of anticoagulant treatment because anticoagulants have a direct impact on clotting activity. Typical tests include:

   Thromboplastin is used for monitoring patients on oral anticoagulant therapy (i.e., coumadin), for routine coagulation system assessment, and in specific clotting factor assays.

   APTT Reagent is used in the monitoring of patients on therapeutic heparin, presurgical screening, routine coagulation system screening, and in coagulation factor assays.

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

   Platelet Aggregation Reagents are used in the determination of blood platelet abnormalities and may prove quite useful in monitoring the efficacy of new FDA-approved anti-platelet drugs offered by certain pharmaceutical suppliers.

   Ristocetin Cofactor Assay is used in the diagnosis of von Willebrand disease, one of the most common hereditary bleeding disorders in the human population.

Blood Group Serology Products

   Our BCA Division manufactures products primarily used to detect the absence or presence of antigens and antibodies in blood components. Antigens are present on the surface of red cells, one of the primary cellular blood components. Antibodies are present in the serum or plasma and are produced as a result of contact with foreign substances (antigens). The four major blood groups are A, B, AB, and O and are measured by the presence or absence of antigens on red blood cells. Many other blood group systems have been identified, and some twenty different antigens within these systems are routinely included in blood bank testing. It is imperative that the blood bank technologist correctly match the donor blood to the patient's blood type, thus requiring the use of products such as those manufactured by BCA.

   Our BCA product line includes over 40 products licensed by the U.S. Food and Drug Administration (FDA) and 11 additional products approved pursuant to the FDA's 510(k) submission process. These products are used to determine the presence or absence of antigens and antibodies in blood. Our BCA products are categorized into several major areas. The following list encompasses the products and applications for use.

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

Miscellaneous Products

   Drugs-of-Abuse Controls are a system of multi-level, multi-analyte, liquid-stable controls used as quality control checks when testing for drugs of abuse (e.g., barbiturates, opiates, amphetamines, etc.) in clinical laboratory and forensic lab settings. SURE-Urine-TM- is our unique synthetic-based (non-human) drugs-of-abuse control, which eliminates the biohazard concerns of commonly used human-based materials.

Products Under Development and R&D

   We carry out product development activities at each of our three facilities. Most product development is aimed at broadening our product offerings in the market niches we already serve, introducing updated versions (quicker, more user-friendly, more accurate, etc.) of current products, and conducting research aimed at evaluating technology applicable to new methods of diagnostic testing.

   We received 510(k) clearance to market two new products in 1998, the Fetal D-Tection-TM- Kit and the i-STAT Coagulation Control Set. The Fetal D-Tection-TM- Kit, developed by our BCA Division, is used for the detection of D positive red cells in D negative maternal samples. When D negative women deliver D positive infants, sensitization to the D antigen, which may cause serious consequences in future pregnancies, can be avoided by the timely administration of Rh immune globulin (RhIG). The i-STAT Coagulation Control Set is a set of specialized control products designed for use on the hemostasis cartridges and instruments currently under development at i-STAT Corporation. We expect full commercialization of the test system to begin late in 1999. We submitted a Product Licence Application to the FDA for Anti-D Monoclonal/Polyclonal Blend, a new blood grouping reagent, in May 1997 and received FDA clearance in January 1999. The "D" antigen is the most important of the Rh blood group system, such that Anti-D testing is mandatory for all pre-transfusion blood donors and recipients. We submitted a 510(k) filing to the FDA in October 1998 for Bioclot-R- aPC Sensitivity Kit, a new test for determining sensitivity to activated protein C, and clearance to market this product was received in January 1999. The most common reason for resistance to APC is a genetic mutation in the (clotting) factor V gene, which is the leading cause of thrombotic (clot-forming) diseases. Other physiological states that can lead to resistance to APC include pregnancy, malignancy, and oral contraceptive use.

   During 1997 and 1998, we spent $402,000 and $432,000, respectively, for research and development. We expect to spend slightly more in 1999.

   We maintain an active liaison with university and other research-based technology transfer groups and frequently evaluate various product concepts and core technologies that could be applicable to our hemostasis and blood group serology product lines. In connection with these efforts, we recently hired Dr. Denis O. Rodgerson as a clinical advisor. Currently, Dr. Rodgerson is a Professor Emeritus at the University of California, Los Angeles, and was most recently Professor and Vice Chairman of the Department of Pathology & Laboratory Medicine and Head of Clinical Chemistry at the School of Medicine.

Manufacturing and Quality Control

   We currently manufacture our reagents and assemble our test kits at our facilities in Ventura, California; West Chester, Pennsylvania; and Umea, Sweden. We also manufacture many of the raw materials used in the manufacture of our test kits, including polyclonal antibodies, monoclonal antibodies, and purified proteins. In cases where raw materials are obtained from outside sources, we try to avoid dependence on any one source where possible. Human plasma, an important starting material for many of our products, is sourced from licensed blood banks and plasmapheresis centers. Red cell products are prepared from whole blood collected and sold by licensed blood banks. We believe that the available sources of materials are adequate for its present and anticipated needs.

   All of our products are manufactured in accordance with Good Manufacturing Practices for Medical Devices as promulgated by the FDA. All of our facilities are registered as Device Manufacturing Establishments with the FDA. The BCA facility is further licensed by the FDA for the manufacture of biological products. Three U.S. FDA product licenses are in effect allowing for the manufacture and distribution of blood group serum, reagent red blood cells, and anti-human globulin products. We are registered with the U.S. Drug Enforcement Administration to handle Schedules I-V controlled substances. We perform our own vial-filling, freeze-drying, microtiter plate-filling, and processing. Our BCA facility in West Chester, Pennsylvania, achieved ISO 9001 certification in 1995, and was re-certified in 1998 to meet the requirements of ISO 9001 standards of quality. Our BCA facility also achieved EN46001 certification in 1998, which is the European quality standard specific to medical devices. Our Ventura facility is currently undergoing preparations to become ISO certified.

   Many of our technical employees hold advanced degrees or certifications in medical technology. Three individuals hold Ph.D. degrees in the biological sciences.

Marketing and Distribution

   Within the U.S., we market and sell our products directly to clinical laboratories and through regional and national distributors. Our sales force consists of eight outside and two inside sales representatives, an applications specialist, and a national director of sales. Our sales personnel are highly experienced in the technical aspects of the product line and include some with advanced degrees in medical technology. Special strategic emphasis is being placed on sales force productivity.

   We sell our products outside of the U.S. through an extensive network of independent distributors. Our BCA Division was acquired from Organon Teknika Corporation in January 1997, and we concurrently entered into a distribution agreement with Organon Teknika B.V. allowing for the continuance of blood group serology product distribution through Organon's foreign affiliates on a non-exclusive worldwide (non-U.S.) basis. Since that time, many of Organon's affiliates have continued to place routine orders for our products and to act as regional distributors. In certain territories, we have elected to appoint other distributors for the sale of these blood group serology products (notably Canada, the U.K., and France) due to diminished focus and declining sales by the regional Organon affiliate.

   Our sales and marketing activities are supported by two directors of marketing, one for hemostasis products and one for blood group serology products.

   We sell our products to over 4,000 end-users, and distribute outside of the U.S. through more than 50 independent dealers in 50 countries. We augment our direct sales activities through active participation in a number of key regional, national, and international industry trade shows, including the American Association of Clinical Chemistry, the American Association of Blood Banking, the American Society of Hematology, Clinical Laboratory Management Association, and Medica (Dusseldorf, Germany). We also maintain a visible domestic market presence by exhibiting at over 20 regional blood bank meetings annually.

   In addition to direct sales activities, our products are distributed in the U.S. through Columbia Diagnostics (recently acquired by Fisher HealthCare), InfoLab, LABSCO, and Perigon, which collectively cover all 50 states with over 180 sales representatives. We also have agreements with Allegiance Healthcare and Fisher HealthCare to supply blood group serology products to those customers with which they maintain compliant contract business.

   We manufacture products for private label and Original Equipment Manufacturer businesses in the hemostasis and drugs-of-abuse testing markets. Our private label and OEM customers accounted for approximately 17% of our sales in 1998, and include sales to Biosite Diagnostics, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson & Johnson), Pacific Hemostasis (a division of Fisher Scientific), and Sigma Diagnostics (Sigma/Aldrich).

   No customer accounted for over 10% of our sales during 1998.

Competition

   We compete on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than ours. In the hemostasis area, these companies include BioMerieux, Boehringer Mannheim, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson and Johnson), and Sigma Diagnostics (Sigma/Aldrich). Consolidation within the industry continues to make these competitors even larger; for example, the acquisition of Boehringer Mannheim by Roche and the "Hemoliance" business of Ortho by Instrumentation Laboratory.

   A number of smaller companies also compete with us in the research and development of diagnostic test kits relating to the niche hemostasis/ fibrinolysis market, including Diagnostica Stago S.A. (France) and Agen, Inc. (Australia). We currently have approximately a 2% worldwide market share in total hemostasis products and up to a 20-30% share in certain specialty hemostasis/fibrinolysis products (for example, D-dimer).

   In the blood group serology business, major competitors at the beginning of 1998 included Ortho, Immucor, and Gamma Biologicals, with approximately 45%, 27%, and 15% U.S. market share, respectively. Effective in November 1998, Gamma Biologicals was acquired by Immucor, resulting in Ortho and Immucor each having approximately 45% market share. Our BCA products have an approximate 5% U.S. market share. In addition to these same competitors worldwide, other competitors include Diamed (Switzerland), Biotest (Germany), and Diagast (France). Our BCA products have a non-U.S. market share of approximately 1%.

   Competition is based upon a number of factors, including product quality, customer service, price, continuous availability of product, breadth of product range, and the strength and effectiveness of the sales and marketing organization. We believe our test kits and reagents compete on the basis of price, relative ease of use, quality, accuracy, and precision.

Suppliers

   We obtain raw materials from numerous outside vendors. Key raw materials include whole blood, plasma, anti-sera, platelets, and monoclonal antibodies. We generally have more than one source for our raw materials, except for certain monoclonal antibodies utilized in our blood group serology products. We continually evaluate additional suppliers with a view towards reducing our dependence on any single vendor.

   Certain of our hemostasis products are derived from plasma obtained from individuals with rare genetic deficiencies of certain clotting factors (such as factor VIII, Hemophilia A). In order to reduce reliance on this diminishing resource, we have, in recent years, developed methodologies in-house to prepare "immuno-depleted" plasmas that mimic these congenital disorders.

   Within the blood group serology product line, certain products are derived from the blood of individuals with rare combinations of antigens and/or antibodies. Such donor individuals are rare, and we have from time to time experienced delays or disruptions in these supplies. However, sales of products derived from these rare blood types are not material to our business.

   Throughout 1998, we experienced back orders and disruptions in supply of "BayRho-R-," a therapeutic Rh immunoglobulin manufactured by Bayer, resulting in lost sales of more than $800,000, equal to approximately 5% of our total 1998 sales. We recently consummated a contract with an alternate source for an equivalent product. We expect this source to provide a more stable supply which will lessen the chance of further loss of customers for this product. We do not anticipate the return of former customers lost during 1998.

Patents, Trademarks, And Proprietary Information

   We consider the protection of discoveries in connection with our research and development on test kits important to our business. We seek patent protection for technology when deemed appropriate and, to date, have filed (or have been assigned) applications for United States and foreign patents covering several general product areas.

   We are also reliant on trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop our competitive position. Many of our key employees and consultants have entered into confidentiality agreements and have agreed to assign to us any inventions relating to our business made by them while in our employ, or in the course of services performed on our behalf. We perform an ongoing assessment of the value of our intangible assets.

   We have established rights in the trademarks "Auto-Dimer," "Imulyse," "Spectrolyse," "MiniQuant," "Desafib," "Desafib X," "Chromolize," "TintElize," "Stabilyte," "Accucell-16," "Re CAP," "Quik Chek," "W.A.R.M.," "RESt," "HPC," "Acculiss," EM-V," "EM-X," "Fetal D-Tection," and "Self-Check." The marks Biopool-R-, BCA-R-, Bioclot-R-, TintElize-R-, Minutex-R-, Tencell-R-, Spectrogen-Duo-R-, Spectrogen-Trio-R-, Confirmcells-R-, and Coatagen-R- have been registered with the United States Patent and Trademark Office and in many foreign territories.

Government Regulations

   The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries in which our diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the preclinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manufacturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification, which must contain information that establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. Over 70 of our products have received marketing approval utilizing this 510(k) process.

   The manufacture and distribution of products intended for use in blood banks is a highly regulated business. We are subject to ongoing compliance with various federal, local and international laws, regulations and rules regarding establishment and product licensing, as well as product labeling and other manufacturing and testing activities. Our BCA Division manufactures and distributes blood bank reagents under Establishment License #1227. During the latter part of 1997 and in 1998, we submitted over 40 product applications to the l'Agence du Medicament, the French regulatory agency, for approval to begin marketing the full product range in France. As of December 31, 1998, we had received approval to market 19 immunohematology products and 25 hemostasis products from l'Agence du Medicament.

   Our manufacturing facilities in the U.S. and Sweden, as well as any additional manufacturing operations that may be established within or outside the United States, are subject to compliance with Good Manufacturing Practices regulations. We are registered as a medical device manufacturer with the FDA and as a manufacturer with the U.S. Drug Enforcement Administration. We may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act, and other present and future laws of general application.

   We believe that the manufacture and use of our products have no material adverse environmental impact.

Risk Factors

   We are Currently Subject to Delisting from the Nasdaq SmallCap Market. We are at risk of our common stock being delisted from Nasdaq. On October 8, 1998, we received a letter from Nasdaq stating that we do not meet the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq SmallCap Market. On March 12, 1999, we had a hearing before the Nasdaq SmallCap Market in order to obtain an exemption from the minimum bid price requirement. We are still awaiting the results of that hearing. Since we do not currently meet the requirements for continued listing, our common stock may be delisted. If our stock were delisted, our common stock
would trade on the OTC Bulletin Board-R- (OTCBB).   Any reduction in the
quality of our trading market will make it more difficult for our stockholders to sell our stock and obtain accurate quotes of the market value of our stock.

   We Recently Lost Revenue from Distribution of a Significant Product.
In 1997, we derived a significant portion of our revenue, $1.8 million, from the distribution and sale of a product manufactured by a third party. Throughout 1998, we experienced back orders and disruptions in supply of "BayRho-R-," a therapeutic Rh immunoglobulin manufactured by Bayer, resulting in lost sales of more than $800,000, equal to approximately 5% of our total sales in 1998. We recently consummated a contract with an alternate source for an equivalent product, and believe that we now have a more stable supply of this product. However, we do not anticipate the return of former customers lost during 1998. In addition, we could experience similar problems with other products.

   We Rely on Raw Materials for our Manufacturing. Our manufacturing process relies on the continued availability of high-quality raw materials, many of which we currently receive from specific vendors. It is possible that a change in vendors, or in the quality of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products. We have from time to time experienced a disruption in the quality or availability of certain key raw materials, which has created minor delays in our ability to fill orders for certain test kits. This could occur again in the future, resulting in significant delays, and could have a detrimental impact on the sale of our products.

   We are Engaged in a Competitive Industry. We are engaged in a segment of the human health care products industry that is highly competitive.
Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical, and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than any that we have or may develop, and may also be more successful than us in producing and marketing their products. Not only do we face intense competition in the marketplace against our competitors, but we also must compete with these same companies for the services of personnel.

   We expect competition to continue and intensify in the future.
Increased competition could result in price reductions for our products, reduced margins and loss of market share, any of which could adversely impact our business.

   Our industry has also seen substantial consolidation in recent years.
We believe that the success that others have had in our industry will attract new competitors. Some of our current and future competitors may join forces to better compete against us. We may be not be able to compete effectively against current or future competitors, and competitive pressures may have an adverse effect on our business, financial condition and results of operations.

   We Rely on International Sales. International sales accounted for approximately 35% and 37% of our revenues in 1998 and 1997, respectively. International sales can be subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, and potentially adverse tax consequences. We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

   In addition, approximately 15% of our sales are made in Swedish Krona. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to fluctuations in our results of operations, although the impact of foreign exchange conversions were not significant during 1998. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases.

   We Depend on Key Management. Our success will continue to depend to a significant extent on the members of our management team and, in particular, on our Chief Executive Officer, Michael D. Bick. We do not maintain insurance on the lives of Dr. Bick or anyone else at the Company. As is the case with any company, we may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Dr. Bick, or of any key employee, could have a material adverse effect upon our business.

   Our Stock Price has been Volatile. Our common stock is quoted on The Nasdaq SmallCap Market, and there has been substantial volatility in the market price of our common stock. The trading price of the common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by us or our competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of our common stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

   We Are Subject to Extensive Government Regulation. We operate in a highly regulated industry. Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. Also, from time to time we must expend significant resources to comply with newly adopted regulations as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to certain disciplinary actions or administrative enforcement actions. Such actions could result in penalties, including fines.

   We have Risks Related to Product Defects. Despite product testing prior to sale, our products have in the past contained errors that customers discovered after we sold the products. Errors, performance problems and shipping errors may also be discovered in the future. If a customer detects an error after shipment, it could result in:

   -    injuries to persons;
   -    loss of sales;
   -    delays in or elimination of market acceptance;
   -    damage to our brand or reputation;
        product returns

   Although our distributors and manufacturers have return policies, if we accept a product returned by a customer but it is not accepted for return by the distributor, we will incur the cost. Because we depend on third parties for certain of the components of our products, if those components are defective, the performance of our products would be reduced or undermined. Any increase in the rate of returns would affect our financial condition, operating results and cash flows.

   Protection of our Trademarks and Propriety Rights is Uncertain. We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark law and trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We have pursued the registration of our trademarks in the U.S. and internationally. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses in preserving them.

   Year 2000 Issues. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Our own information systems correctly define the year 2000. We are currently analyzing the extent to which the Year 2000 issue affects our major suppliers' systems, insofar as they relate to our business. We cannot currently predict the extent to which the year 2000 issue will affect our suppliers, or the extent to which we would be vulnerable to the suppliers' failure to remedy any Year 2000 issues on a timely basis.

Employees

   At the end of 1998, we had 117 full-time employees, 99 of whom were located in the U.S. and 18 who were located in Sweden. Certain of our Swedish employees are members of national unions.

Financial Information about Foreign and Domestic Operations and Export
Sales

   The information is disclosed in Note 7 to the consolidated financial statements included herein under Item 13.

ITEM 2. PROPERTIES

   We lease a 20,000 square-foot facility in Ventura, California, providing administrative, laboratory, manufacturing, and warehouse space. Our corporate offices are also located in our Ventura facility. Key manufacturing facilities include clean rooms, high-speed vial filling and capping capabilities, and a freeze-drying capacity of up to 40,000 vials per lot. Under the terms of the five-year lease agreement expiring in 1999, the base rent for this facility is approximately $110,000 per year with annual increments tied to the Consumer Price Index. Operations from our Biopool Canada subsidiary were transferred to this location during the first half of 1998.

   We also maintain a facility in West Chester, Pennsylvania, which consists of 36,000 square feet on a seven and one-half acre lot in a suburban office park. Special features within the facility include three class 1000 clean rooms, each containing a class 100 horizontal laminar flow hood. Associated with the clean rooms are a changing room, entry corridor, exit room, and pass-through dry heat and steam sterilizers. Two additional clean rooms are designated as class 10,000. Each contains one or more class 100 horizontal laminar flow hoods. Two manufacturing rooms contain high-efficiency exhaust systems and class 1 respirator connections. There is batch size capacity for bulk manufacture and sterile filtration for up to 600 liters. Laboratory capabilities include serological assay, defibrination, delipidation, adsorption, centrifugation, and determinations for pH, protein, and chloride. Additional testing capabilities include sterility testing and verification of cell concentration, fill volume, and applied torque.

   Our Swedish subsidiary, Biopool AB, leases a 10,725 square-foot facility in Umea, Sweden, providing administrative, laboratory, warehouse, and manufacturing space. The laboratories are particularly suited for the preparation of high-quality biochemicals for use in our test kits. Annual rent is approximately $98,000 pursuant to the terms of a ten-year lease expiring in 2002. The lease provides for termination after four years without penalty at the tenant's option.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to, nor are we aware of, any legal proceeding or claim against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   On June 3, 1998, our Board of Directors declared a dividend of one common stock purchase right for each of our issued and outstanding shares of common stock. The purchase rights are subject to the terms and conditions of, the Right Agreement dated June 12, 1998, filed with the Securities and Exchange Commission on June 26, 1998, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing our outstanding common stock.

Pursuant to our stock repurchase program announced June 5, 1998, we had repurchased at December 31, 1998, a total of 146,100 shares of our common stock on the open market at an average purchase price of $0.81 per share.

   We are at risk of our common stock being delisted from Nasdaq. On October 8, 1998, we received a letter from Nasdaq stating that we do not meet the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Small Cap Market. On March 12, 1999, we had a hearing before the Nasdaq SmallCap Market in order to obtain an exemption from the minimum bid price requirement. We are still awaiting the results of that hearing. Since we do not currently meet the requirements for continued listing, our common stock may be delisted. If our stock were delisted, our common stock would trade on the OTC Bulletin Board-R- (OTCBB). Any reduction in the quality of our trading market will make it more difficult for our stockholders to sell our stock and obtain accurate quotes of the market value of our stock.

   Our common stock currently trades on The Nasdaq Stock Market-R- under the symbol BIPL. The following sets forth the high and low trade prices for our common stock for the periods indicated as reported by Nasdaq. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

                              1998                      1997
                        HIGH         LOW         HIGH         LOW
Fourth quarter        $1.125       $0.500      $3.281       $2.125
Third quarter          1.375        0.688       2.563        2.000
Second quarter         2.938        1.125       2.750        1.938
First quarter          2.375        1.625       3.813        2.375

(a) On March 19, 1999, the closing trade price of our common stock, as reported by Nasdaq, was $0.625.

(b) As of March 19, 1999, we had 200 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 3,000 shareholders on the same date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 versus 1997

        Sales

        Sales were $15.0 million for the year ended December 31, 1998, compared with $16.5 million for the year ended 1997. This represents a decline of sales equal to $1.5 million or 9%.

        We experienced back orders and disruptions in the supply of a certain finished product throughout 1998 resulting in lost sales of more than $800,000. Early this year, after considerable negotiations, we consummated a long-term contract with an alternate source for a competing product which should stabilize product availability. However, we do not anticipate the return of former customers lost during the 1998 disruptions.

        Our international sales of immunohematology products from our BCA Division were down approximately $300,000 in 1998 compared with the prior year, in part, as a result of the loss of business through certain key distributors in Europe. We continue to seek new distributors or other strategic business arrangements in these markets, although no assurances can be made that satisfactory arrangements will become available.

        Furthermore, our domestic sales, in general, suffered in 1998 as a result of a recent shift in customer buying patterns. Increasingly, purchasing decisions are being consolidated into the hands of fewer national group purchasing organizations. As a result, we lost access to certain customers.

        We recently announced the expansion of our distribution agreement with a major vendor and we continue to seek new supply agreements in an effort to increase our exposure to national group purchasing organizations. Furthermore, we hired a new vice President of Marketing and Business Development with the express objective of developing and implementing new strategies to significantly improve sales. Many of these new strategies have been and continue to be implemented, and we see improving trends with measurable results expected during the second quarter of 1999, although no assurances can be made that such efforts will be successful in materially increasing sales.

        Our customers are dispersed over wide geographic areas, and no customer exceeded 10% of sales in 1998. Sales in the United States and Western Europe accounted for 65% and 21%, respectively, of total sales during 1998.

        We feel that future sales will continue to be influenced by many additional factors, including the introduction of new diagnostic test kits, success in marketing our test kits to the clinical market, increased awareness and demand for testing by physicians, expansion of our products into new geographic areas through distributors and OEM relationships, and direct sales through Company-employed sales representatives. Rapid changes in technologies, demand level for certain diagnostic tests, price competition, continued efforts worldwide to reduce health care costs (including diagnostic testing), and the availability of high-quality raw materials may also have a material impact on our short- and long-term sales.

        Costs and Expenses

        Cost of sales were reduced by $398,000, or 4%, to $9.6 million in 1998, primarily as the result of lower sales as well as cost savings associated with the consolidation of our Canadian operations effective July
1, 1998.   As a percentage of sales, cost of goods sold rose to 64% in 1998 compared with 61% in 1997. This percentage increase is due, in part, to price discounts given to certain new contracts and the fixed nature of certain overhead costs relative to declining sales. We anticipate that competitive pricing pressures will continue into the foreseeable future.

        Selling, general and administrative expenses were reduced by $403,000, or 9%, to $4.2 million in 1998. This reduction was due, in part, to the exclusion of incremental charges, approximating $90,000 in 1997, for costs associated with the transition of the then newly acquired BCA business. Further cost savings were created by the consolidation of our Canadian operations and the elimination of all management bonuses for 1998.

        Research and development expenses were reduced by $30,000, or 7%, to $402,000 in 1998, primarily as a result of the Canadian consolidation. We expect to increase research and development activities in 1999 to improve our product lines, develop new diagnostic reagents in hemostasis and blood group serology, and evaluate newer technologies that may be applicable to current and future diagnostic test kits.

        On December 23, 1997, we announced the restructuring of our operations by closing our facilities in Canada and consolidating the operations of our Biopool Canada subsidiary with operations conducted at our facilities in Ventura, California. Restructuring charges of $342,000 were recorded in the fourth quarter of 1997 and $144,000 in 1998. The transfer of technology, manufacturing, and administrative functions was completed June 30, 1998, and no additional restructuring charges are anticipated. As expected, cost savings of approximately $150,000 from the consolidation were realized in the second half of 1998.

        Interest expense decreased $99,000, or 33%, to $205,000 in 1998 as a result of lower outstanding loan balances. Total debt outstanding was $1,988,000 and $2,837,000 as of December 31, 1998 and 1997, respectively.
Future interest expense will be further reduced as a result of continued principal payments and a 1% interest rate decrease effective August 15, 1998.

        Income Taxes

        The Company's 1998 income tax benefit primarily represents state franchise and foreign government income tax expense, which was offset by the estimated future benefit of deferred taxes generated during 1998, and a decrease in deferred taxes payable, which resulted from changes in the Company's estimates as to certain tax liabilities. The income tax provision for 1997 included benefits related to the utilization of domestic NOL carryforwards.

        Financial Condition

        Our liquidity and capital resources remained strong throughout 1998. Working capital as of December 31, 1998, was $5.7 million, with a current ratio of 3.4 to 1.0. Approximately $849,000 of cash was used to pay down debt during 1998. The total debt to equity ratio at December 31, 1998, was 21%. During the third quarter of 1998, we restructured our bank term loan to reduce the interest rate by 1% and extend the term by 18 months. Our current availability of cash, lines of credit, working capital, and cash flow from operations are adequate to meet our needs for at least the next twelve months. We continue to seek potential acquisitions and sources of capital to finance such acquisitions, although we have no commitments for either at this time.

        On June 3, 1998, our Board of Directors declared a dividend of one common stock purchase right for each of our issued and outstanding shares of common stock. The purchase rights are subject to the terms and conditions of the Right Agreement dated June 12, 1998, filed with the Securities and Exchange Commission on June 26, 1998, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing our outstanding common stock.

        Pursuant to our stock repurchase program announced June 5, 1998, we had repurchased at December 31, 1998, a total of 146,100 shares of our common stock on the open market at an average purchase price of $0.81 per share.

        We are at risk of our common stock being delisted from Nasdaq. On October 8, 1998, we received a letter from Nasdaq stating that we do not meet the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq SmallCap Market. On March 12, 1999, we had a hearing before the Nasdaq SmallCap Market in order to obtain an exemption from the minimum bid price requirement. We are still awaiting the results of that hearing. Since we do not currently meet the requirements for continued listing, our common stock may be delisted. If our stock were delisted, our common stock would trade on the OTC Bulletin Board-R- (OTCBB). Any reduction in the quality of our trading market will make it more difficult for our stockholders to sell our stock and obtain accurate quotes of the market value of our stock.

Year 2000 Readiness

        We have formulated and are implementing a Year 2000 Readiness Plan. Phase I of this Plan, assessment and identification of potential issues, is currently underway. As part of Phase I, we have determined that we should not experience any material Year 2000 problems with our products and other non-information technology systems, and are assessing both our internal information technologies and those of our third party suppliers and customers. To date, we are not aware of any material problems with either our own or any third party systems, and expect to complete Phase I by April 30, 1999. Phase II of the Plan will consist of remediation efforts, which we have targeted for completion by June 30, 1999; however, since we have not yet determined all potential risks, we can give no assurance that Phase II will be fully completed by that date.

        To date, we have spent an immaterial amount on our compliance program, and do not expect to spend in excess of $20,000 to complete both Phases of our Plan. The foregoing costs do not include our internal costs (principally payroll costs for those persons working on the compliance program), which costs we do not track.

        We are unable at this time to fully assess our reasonably likely "worst case" scenario. However, failures to correct Year 2000 systems, our own, certain key distributors or certain key vendors, could result in failures or interruptions of critical business systems which could possibly have a material impact on our liquidity and financial condition. We do not anticipate material problems with our power supply or telecommunications systems.

Forward Looking Statements

        Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions) which are based upon our expectations as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, Year 2000 issues, as well as other factors discussed in our previous Report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data have been included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) and (2) The following consolidated financial statements of Biopool International, Inc., and subsidiaries are hereby included by reference to Item 7:
                                                             PAGE NO.

        Report of Independent Auditors                         31

        Consolidated balance sheets as of December 31,
           1998 and 1997                                       32

        Consolidated statements of income for the years
           ended December 31, 1998 and 1997                    34

        Consolidated statements of stockholders' equity
           for the years ended December 31, 1998 and 1997      35

        Consolidated statements of cash flows for the years
           ended December 31, 1998 and 1997                    36

        Notes to consolidated financial statements             37


           (3)  Listing of Exhibits

           EXHIBIT NO.

            3.1  Certificate of Incorporation (1)
            3.2  By Laws (1)
            4.1  Shareholder Rights Plan (3)
            4.2  Holders of Common Stock Purchase Warrants
           10.2  1987 Stock Option Plan (1)
           10.2  1993 Stock Incentive Plan (2)
           21    Subsidiaries of the Registrant
           ------------------------------------------------------------------

           (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).

           (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

           (3) Incorporated by reference to Registrant's Form 8-A filed June 26, 1998.

   (b)  Reports on Form 8-K filed during the fourth quarter of 1998:

        Form 8-K dated October 6, 1998.

        Item 5.  Other:

        (1) Announcement of Chief Operating Officer's resignation effective November 30, 1998;

        (2) Announcement of notification received from The Nasdaq SmallCap Market October 6, 1998, that the Company will be subject to delisting effective with the close of business on January 6, 1999, if the Company is unable to demonstrate compliance with Nasdaq's minimum $1.00 bid price requirement.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Biopool International, Inc.


Date:  March 30, 1999                   BY:    /s/ Michael D. Bick
       ______________                          ________________________
                                               Michael D. Bick, Ph.D.
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael D. Bick
_________________________     Chairman and               March 30, 1999
Michael D. Bick, Ph.D.        Chief Executive Officer


/s/ Robert K. Foote
_________________________     Chief Financial Officer    March 30, 1999
Robert K. Foote


/s/ Douglas L. Ayer
_________________________     Director                   March 30, 1999
Douglas L. Ayer


/s/ N. Price Paschall
_________________________     Director                   March 30, 1999
N. Price Paschall


/s/ James H. Chamberlain
_________________________     Director                   March 30, 1999
James H. Chamberlain

                      ANNUAL REPORT ON FORM 10-KSB

                          ITEM 13(a)(1) and (2)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                SCHEDULES

                      YEAR ENDED DECEMBER 31, 1998

                       BIOPOOL INTERNATIONAL, INC.

                           VENTURA, CALIFORNIA

                      REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Biopool International, Inc.


     We have audited the accompanying consolidated balance sheets of Biopool International, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopool International, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






Ernst & Young LLP


Woodland Hills, California
March 26, 1999

                       BIOPOOL INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS
                                                     December 31,
                                                  1998          1997
_______________________________________________________________________
                                                    (in thousands)
ASSETS

Current assets
  Cash and cash equivalents                    $   941       $ 1,376
  Accounts receivable, net of allowance
    for doubtful accounts of $226,000 and
    $81,000 in 1998 and 1997, respectively       2,654         2,677
  Inventories                                    4,126         3,784
  Prepaid expenses and other current
    assets                                         395           286
_______________________________________________________________________
Total current assets                             8,116         8,123

Property and equipment
  Land                                             650           650
  Building                                       1,750         1,750
  Leasehold improvements                           852           844
  Processing and lab equipment                   2,501         2,495
  Furniture and fixtures                           734           844
_______________________________________________________________________
Total property and equipment                     6,487         6,583
  Less accumulated depreciation                 (2,758)       (2,398)
_______________________________________________________________________
Property and equipment, net                      3,729         4,185

Other assets
  Deferred tax benefits                            759           686
  Intangible assets, net                           681           684
_______________________________________________________________________
Total other assets                               1,440         1,370
_______________________________________________________________________
TOTAL ASSETS                                   $13,285       $13,678
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS

                               (continued)
                                                    December 31,
                                                 1998          1997
_______________________________________________________________________
                                      (in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                             $   601       $   513
  Accrued expenses                               1,231         1,175
  Current portion of long-term debt                572           964
_______________________________________________________________________
Total current liabilities                        2,404         2,652

Long-term debt, net                              1,416         1,873

Deferred tax liability                             108           108

Commitments and contingencies                       --            --

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 8,540,886 and
    8,648,828 shares issued and outstanding
    at December 31, 1998 and 1997,
    respectively                                    85            86
  Additional paid-in capital                    10,803        10,855
  Accumulated deficit                           (1,261)       (1,675)
  Accumulated other comprehensive loss            (270)         (221)
_______________________________________________________________________
Total stockholders' equity                       9,357         9,045
_______________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $13,285       $13,678
_______________________________________________________________________
_______________________________________________________________________

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF INCOME



                                              Year Ended December 31,
                                                 1998          1997
_______________________________________________________________________
                                      (in thousands except share data)
Sales                                          $15,048       $16,505
Cost of sales                                    9,625        10,023
_______________________________________________________________________
Gross profit                                     5,423         6,482

Operating expenses:
  Selling, general and administrative            4,222         4,625
  Research and development                         402           432
  Restructuring costs                              144           342
_______________________________________________________________________
Total operating expenses                         4,768         5,399

Interest expense                                   205           304
Other (income) expense, net                         42           (52)
_______________________________________________________________________
Income before income taxes                         408           831
Income tax benefit                                   6            12
_______________________________________________________________________
Net income                                     $   414       $   843
_______________________________________________________________________
_______________________________________________________________________
Earnings per share
  Basic                                        $  0.05       $  0.10
  Diluted                                      $  0.05       $  0.09

See accompanying notes to consolidated financial statements.

                       BIOPOOL INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands except share data)
                                                          Additional
                                        Common Stock         paid-in
                                    Shares       Amount      capital
______________________________________________________________________
BALANCE AT JANUARY 1, 1997         8,570,380      $  86      $10,737
   Net income                             --         --           --
   Foreign currency translation           --         --           --
     Comprehensive income
   Issuance of common stock           78,448         --          118
_____________________________________________________________________
BALANCE AT DECEMBER 31, 1997       8,648,828         86       10,855
   Net income                             --         --           --
   Foreign currency translation           --         --           --
     Comprehensive income
   Issuance of common stock           38,158         --           64
   Repurchase of common stock       (146,100)        (1)        (116)
______________________________________________________________________
BALANCE AT DECEMBER 31, 1998       8,540,886      $  85      $10,803

                                              Accumulated
                                               other com-
                                Accumulated    prehensive
                                   Deficit    income(loss)     Total
______________________________________________________________________
BALANCE AT JANUARY 1, 1997         $(2,518)       $  47      $ 8,352
   Net income                          843           --          843
   Foreign currency translation         --         (268)        (268)
     Comprehensive income                                        575
   Issuance of common stock             --           --          118
______________________________________________________________________
BALANCE AT DECEMBER 31, 1997        (1,675)        (221)       9,045
   Net income                          414           --          414
   Foreign currency translation         --          (49)         (49)
     Comprehensive income                                        365
   Issuance of common stock             --           --           64
   Repurchase of common stock           --           --         (117)
______________________________________________________________________
BALANCE AT DECEMBER 31, 1998       $(1,261)       $(270)     $ 9,357

See accompanying notes to consolidated financial statements.

                        BIOPOOL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Year Ended December 31,
                                                       1998         1997
__________________________________________________________________________
                                                       (in thousands)
Operating activities
  Net Income                                         $   414      $   843
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                         635          627
    Amortization                                          49          104
    Loss on disposal                                      28           39
    Other non-current balance sheet changes             (119)        (281)
  Changes in operating assets and liabilities:
    Accounts receivable                                   23       (1,117)
    Inventories                                         (342)         286
    Prepaid expenses and other current assets           (109)           3
    Accounts payable and accrued expenses                144          700
__________________________________________________________________________
Net cash provided by operating activities                723        1,204
Investing activities
  Deposit on acquisition                                  --        4,500
  Acquisition of BCA Division                             --       (4,701)
  Additions to property and equipment                   (213)        (569)
  Proceeds from sale of equipment                          6           --
__________________________________________________________________________
Net cash used in investing activities                   (207)        (770)
Financing activities
  Bank borrowings                                         --          260
  Repayment of long-term debt                           (849)      (1,206)
  Repurchase of common stock                            (117)          --
  Issuance of common stock                                64           90
__________________________________________________________________________
Net cash provided by (used in) financing activities     (902)        (856)
Effect of exchange rates                                 (49)        (221)
__________________________________________________________________________
Net increase (decrease) in cash                         (435)        (643)
Cash and cash equivalents, beginning of year           1,376        2,019
__________________________________________________________________________
Cash and cash equivalents, end of year               $   941      $ 1,376
__________________________________________________________________________
Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest                                         $   204      $   282
    Income taxes                                     $   128      $   356

                       BIOPOOL INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

   Biopool International, Inc. ("Biopool") was incorporated in 1987 in the state of Delaware. Biopool and its wholly-owned subsidiary, Biopool AB ("Biopool Sweden"), a Swedish corporation, and its BCA Division are currently engaged in the research, development, production, and sale of test kits used to assess and diagnose disorders of the vascular system.

Principles of consolidation

   The consolidated financial statements of the Company include the accounts of Biopool and its wholly-owned subsidiary and division. All significant intercompany balances and transactions are eliminated in consolidation.

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

Reclassification

   Certain data in the prior year consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

Intangibles

   Management periodically reviews intangible assets to determine recoverability of these assets. Legal fees and other direct costs incurred in obtaining patents are capitalized as incurred. Such costs are amortized over the shorter of the life of the patent (seventeen years) or the related product on a straight-line basis. Accumulated amortization at December 31, 1998 and 1997 totaled $72,000 and $61,000, respectively. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over a period ranging from ten to twenty years. Accumulated amortization at December 31, 1998 and 1997 totaled $404,000 and $366,000, respectively.

Research and development costs

   Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties by the Company.

Income taxes

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Footnote
8).

Comprehensive income

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustment to be included in other comprehensive income.

Segment Reporting

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards under which companies report information about operating segments in financial statements (see Footnote 7).

Foreign currency translation

   Biopool Sweden assets and liabilities are translated into U.S. dollars at the year-end exchange rate. The amounts in the consolidated statements of income are translated at the weighted average exchange rate during the year. Cumulative translation adjustments are shown separately in stockholders' equity and, accordingly, do not impact the results of operations.

   Exchange adjustments resulting from the foreign currency transactions are generally recognized in net earnings and are generally insignificant.

Concentration of credit risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. At December 31, 1998, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. No single customer had accounts receivable greater than 10% of the net balance due at December 31, 1998. Generally, the Company does not require collateral or other security to support customer receivables.

   Certain key raw materials are periodically subject to disruption. Such disruptions were experienced in 1998 resulting in reduced sales. While the Company continues to seek additional sources for these key raw materials, this could occur again in the future and could have a detrimental impact on the sale of our products.

   The Company is dependent upon third party distributors for a material portion of our international sales. If we lose any material distributor, our business could be materially adversely affected.

Earnings per share

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

   The following table sets forth the computation for basic and diluted earnings per share (in thousands except share data):

                                               Years ended December 31,
                                                     1998      1997
   Numerator for basic and diluted earnings
     per share - net income                         $  414     $  843
                                                    ______     ______
   Denominator:
     Denominator for basic earnings per share -
       weighted-average shares                       8,650      8,617
     Effect of dilutive securities - employee
       stock options and warrants                      113        495
                                                    ______     ______
     Denominator for diluted earnings per share -
       adjusted weighted-average shares              8,763      9,112
                                                    ______     ______
   Basic earnings per share                         $ 0.05     $ 0.10
   Diluted earnings per share                       $ 0.05     $ 0.09

   Options and warrants to purchase 984,365 and 115,000 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 1998 and 1997, respectively. These options and warrants were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Accounting for stock based compensation

    Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No.

123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma results of operations which would have resulted as a result of recognizing the fair value of such grants are disclosed under Footnote 6.

2. INVENTORIES (in thousands)

   Inventories consist of the following:
                                                   1998           1997
                                                  ______         ______
   Raw materials                                  $1,408         $  821
   Work-in-process                                 1,539          1,661
   Finished goods                                  1,179          1,302
                                                  ______         ______
                                                  $4,126         $3,784

3. LONG-TERM DEBT (in thousands)

   Long-term debt consists of the following:        1998           1997
                                                  _______        _______
Biopool International
Term loan payable to a bank, due in monthly
installments of $44,100 plus interest at a
fixed rate of 7.89%, due August 2002,
collateralized by accounts receivable,
inventories, and property and equipment of
Biopool International.                            $1,938         $2,698

Other                                                 50            139
                                                  ______         ______
Total                                              1,988          2,837
   Less portion due within one year                 (572)          (964)
                                                  ______         ______
   Long-term debt, net                            $1,416         $1,873

   Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value.

   The term loans payable contain certain restrictions, including capital expenditures and payment of dividends. The agreements also require the Company to maintain certain financial ratios. During 1998, the Company violated two loan covenants; minimum net income and repurchase of Company stock. The bank waived these two covenants for the 1998 period.

   During 1998, the Company renegotiated the terms of the existing loan. The interest rate was reduced from 8.77% to 7.89%, and the maturity date was extended by 18 months.

   Maturities of long-term debt for the five years succeeding December 31, 1998, are $572,000 in 1999, $537,000 in 2000, $529,000 in 2001, $350,000 in
2002, and none thereafter.

   As of December 31, 1998, the Company had lines of credit totalling $500,000, all of which were unused and available.

4. COMMITMENTS AND CONTINGENCIES

Leases

   The Company leases certain equipment and facilities under non-cancellable operating leases. Lease expense for 1998 and 1997 was approximately $236,000 and $255,000, respectively. At December 31, 1998, approximate minimum annual lease commitments were $247,000 in 1999, $143,000 in 2000, $143,000 in 2001, $143,000 in 2002, and $143,000 in 2003,
and none thereafter.

Royalties

   The Company has joint research and development contracts under which royalties will be paid as products are introduced into the market. The royalties range from 3% to 15% of sales of the related products. Certain contracts require additional payouts of 25% of sales, as defined, if licenses are sold. Royalty expense amounted to $93,000 and $86,000 in 1998 and 1997, respectively.

Litigation

   The business of the Company from time to time gives rise to routine litigation. In management's opinion, there are no known actions or claims pending or threatened at this time.

5. EQUITY

Shareholder rights plan

   On June 3, 1998, the Company declared a dividend of one common stock purchase right for each of the Company's issued and outstanding shares of common stock. The purchase rights are subject to the terms and conditions of the Right Agreement dated June 12, 1998, filed with the Securities and Exchange Commission on June 26, 1998, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing outstanding common stock.

Repurchase of common stock

   Pursuant to the Company's stock repurchase program announced June 5, 1998, the Company had repurchased a total of 146,100 shares of common stock on the open market during 1998 at an average purchase price of $0.81 per share.

6. STOCK OPTION PLANS

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

   Stock option activity for 1997 and 1998 was as follows:
                                                                Weighted
                                                                 Average
                              Shares                            Exercise
                           Outstanding        Price Range         Price
_________________________________________________________________________
Balance at
January 1, 1997             1,285,111         $0.94 - 3.13        $1.62
                           __________
Granted                       270,163          2.28 - 2.68         2.46
Exercised                     (78,435)         0.94 - 1.44         1.15
Cancelled                     (66,018)         1.44 - 2.50         2.11
                           __________
Balance at
December 31, 1997           1,410,821          0.94 - 3.13         1.78

Granted                       621,693          0.63 - 2.25         1.22
Exercised                     (29,611)         0.94 - 1.44         1.27
Cancelled                    (294,652)         0.94 - 3.13         2.04
                           __________
Balance at
December 31, 1998           1,708,251          0.63 - 2.68         1.54

   At December 31, 1998, 229,239 shares were available for future grants under the Plans.

   The weighted average remaining contractual life of outstanding options at December 31, 1998, was 7.2 years. At December 31, 1998 and 1997, respectively, there were 833,718 and 819,083 options exercisable with weighted average exercise prices of $1.50 and $1.52.

   Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.5% for 1998 and 6.1% to 6.6% in 1997; dividend yields of 0% for 1998 and 1997; volatility factors of the expected market price of the Company's common stock of 6.1% for 1998 and 55% for 1997; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.27 and $0.87 per share for stock options granted in 1998 and 1997, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands except share data):

                                             Years ended December 31,
                                                 1998         1997
                                               _______      _______
        Pro forma net income                   $   270      $   655
        Pro forma earnings per share
           Basic                                  0.03         0.08
           Diluted                                0.03         0.07

   As of December 31, 1998, the Company had 221,634 warrants outstanding and exercisable for prices ranging from $1.30 to $3.00 with a weighted average exercise price of $2.01 per share.

7. SEGMENT INFORMATION

   The Company currently operates in one industry, in vitro diagnostic medical products. However, the Company has three reportable segments; Biopool International, its BCA Division, and its wholly-owned operating subsidiary, Biopool Sweden. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes. Biopool International manufactures hemostasis and drugs-of-abuse products, while the Company's BCA Division manufactures blood group serology products and Biopool Sweden primarily manufactures fibrinolytic system testing kits.

   The Company evaluates the segments and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

   The consolidated financial statements include the following information for Biopool Sweden, BCA Division, and Biopool International in thousands of dollars.
                                                        Elimina-
                    Biopool     BCA        Biopool     tions and  Consoli-
                    Sweden    Division  International  Corporate   dated
___________________________________________________________________________
1998
Sales               $ 2,822   $ 7,177     $ 6,274       $(1,225)   $15,048
Less intercompany      (540)       --        (685)        1,225         --
                    _______   _______     _______       _______    _______
Sales to unaffil-
 iated customers      2,282     7,177       5,589            --     15,048

Net income (loss)       277       (35)        172                      414
Identifiable assets   2,066     6,018       5,201                   13,285
___________________________________________________________________________
1997
Sales                 2,794     8,300       6,611        (1,200)    16,505
Less intercompany      (450)      --         (750)        1,200         --
                    _______   _______     _______       _______    _______
Sales to unaffil-
 iated customers      2,344     8,300       5,861            --     16,505

Net income              335       107         454           (53)       843
Identifiable assets   1,945     6,138       5,527            68     13,678

   Product sales to affiliates are generally priced at cost plus 30%.

   Information regarding the Company's sales by geographic locations is as follows:
                                               1998         1997
                                             _______      _______
     United States                           $ 9,783      $10,372
     Western Europe                            3,194        3,821
     Asia/Pacific Region                         753          796
     Other                                     1,318        1,516
                                             _______      _______
       Total                                 $15,048      $16,505

8. INCOME TAXES

   The provision for income taxes is composed of the following (in thousands):
                                              1998         1997
                                             _____        _____
   Current:
     Federal                                 $ (61)       $  50
     State                                      45           76
     Foreign                                    83          148
                                             _____        _____
                                                67          274
   Deferred:
     Reduction of valuation allowance           --         (250)
     Other                                     (73)         (36)
                                             _____        _____
       Net benefit                           $  (6)       $ (12)

   The reconciliation of income tax computed at the U.S. Federal Statutory rates to the income tax provision is as follows:
                                              1998         1997
                                             _____        _____
   Tax at U.S. statutory rate (34%)          $ 139        $ 283
   State income tax                             45           76
   Creation (utilization) of foreign
     and U.S. net operating loss
     carryforwards                            (166)        (281)
   Reduction of valuation allowance             --         (250)
   Foreign taxes                                83          148
   Other                                      (107)          12
                                             _____        _____
      Net benefit                            $  (6)       $ (12)

   The components of the Company's deferred tax assets and liabilities at
December 31, are as follows:
                                              1998         1997
                                             _____        _____
   Deferred tax assets:
     Net operating loss carryforwards        $ 474        $ 534
     Other                                     285          152
                                             _____        _____
                                               759          686
   Deferred tax liabilities:
     Foreign                                  (108)        (108)
                                             _____        _____
   Deferred taxes, net benefit               $ 651        $ 578

   The Company's 1998 income tax benefit primarily represents state franchise and foreign government income tax expense, which was offset by the estimated future benefit of deferred taxes generated during 1998, and a decrease in deferred taxes payable, which resulted from changes in the Company's estimates as to certain tax liabilities, the effect of which is included in "Other" above. The income tax provision for 1997 included benefits related to the utilization of domestic NOL carryforwards.

   Biopool Sweden files separate income tax returns in Sweden.  At
December 31, 1998, the Company had available net operating loss carryforwards of approximately $1,400,000 in the United States. The United States carryforwards expire in varying amounts through 2010. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

   The pretax income of the Company's foreign subsidiaries was approximately $268,000 and $510,000 at December 31, 1998 and 1997, respectively.

   Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,276,000 at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

9. RETIREMENT PLAN

   The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 12% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributed $97,000 and $141,000 in 1998 and 1997, respectively.

10. RESTRUCTURING CHARGES

   In December 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada, with its operations conducted at the Company's facilities in Ventura, California. The transition of the technology and operations were completed effective June 30, 1998. A restructuring charge of $342,000 was recorded in the fourth quarter of 1997 to accrue primarily for termination benefits ($111,000) for all twelve employees, lease termination costs ($60,000), asset abandonments ($136,000), and goodwill impairment ($35,000). In addition, $144,000 relating to normal transition costs was incurred during the first six months of 1998. During 1998, the Company paid $340,000 ($106,000 for termination benefits) and disposed of $113,000 in assets. At December 31, 1998, the remaining restructuring liability of $33,000 related to lease termination costs.