Form 10QSB
period 1999-03-31
BIOPOOL INTERNATIONAL INC
filed 1999-05-13
CIK 830736

================================================================================


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

                      For the quarter ended March 31, 1999



                         Commission file number 0-17714



                           Biopool International, Inc.
             (Exact name of Registrant as specified in its charter)


           Delaware                                      58-1729436
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


        6025 Nicolle Street,                           (805) 654-0643
      Ventura, California 93003                   (Registrant's telephone number
(Address of principal executive offices)           including area code)




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



Outstanding at March 31, 1999, Common Stock, $.01 par value per share, 8,540,886 shares.

================================================================================

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           MARCH 31, 1999     DECEMBER 31, 1998
                                              (Unaudited)
                                           --------------     -----------------
                                               (in thousands except share data)
ASSETS

Current assets
  Cash .......................................   $  1,025              $    941
  Accounts receivable, net ...................      2,735                 2,654
  Inventories ................................      3,915                 4,126
  Prepaid expenses and other current assets ..        409                   395
                                                 --------              --------

Total current assets .........................      8,084                 8,116

Property and equipment .......................      6,462                 6,487
  Less accumulated depreciation ..............     (2,902)               (2,758)
                                                 --------              --------

Property and equipment, net ..................      3,560                 3,729

Other assets .................................      1,349                 1,440
                                                 --------              --------


TOTAL ASSETS .................................   $ 12,993              $ 13,285
                                                 --------              --------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and other payables ........   $  1,513              $  1,832
  Debt .......................................        569                   572
                                                 --------              --------

Total current liabilities ....................      2,082                 2,404

Long-term debt, net ..........................      1,276                 1,416

Deferred tax liability .......................        123                   108

Stockholders' equity:
  Common stock,  $.01 par value,  50,000,000
    shares  authorized;  8,540,886 and
    8,672,884 shares issued and outstanding
    in 1999 and 1998, respectively ...........         85                    85
  Other stockholders' equity .................      9,427                 9,272
                                                 --------              --------

Total stockholders' equity ...................      9,512                 9,357
                                                 --------              --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 12,993              $ 13,285
                                                 --------              --------

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

THREE MONTHS ENDING MARCH 31,                            1999              1998
--------------------------------------------------------------------------------
                                                (in thousands except share data)
Sales ..................................             $3,907              $3,838

Costs and expenses
     Cost of sales .....................              2,414               2,322
     Selling, general and administrative                957               1,037
     Research and development ..........                115                 116
     Other .............................                 55                  43
     Interest expense ..................                 38                  60
                                                     ------              ------


Income before taxes ....................                328                 260
Income tax expense .....................                127                  78
                                                     ------              ------


Net income .............................             $  201              $  182
                                                     ------              ------

Earnings per share:
     Basic .............................             $ 0.02              $ 0.02
     Diluted ...........................               0.02                0.02



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDING MARCH 31,                          1999                1998
--------------------------------------------------------------------------------
                                                            (in thousands)
Operating activities ..........                       $ 291               $  45

Investing activities ..........                         (19)                (51)

Financing activities ..........                        (142)               (258)

Effect of exchange rates ......                         (46)                (20)
                                                      -----               -----


Net increase (decrease) in cash                       $  84               $(284)
                                                      -----               -----

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 is not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   Inventories
                                        March 31, 1999         December 31, 1998
                                                        (in thousands)
     Raw materials                           $   1,367                   $ 1,408
     Work in process                             1,485                     1,539
     Finished products                           1,063                     1,179
                                             ---------                   -------
                                             $   3,915                   $ 4,126

3.   Earnings per Share

During the year ended December 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method.

4.   Comprehensive Income

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive income was $155,000 and $162,000 for the three months ended March 31, 1999 and 1998, respectively.

5.   Segment Information

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

                                                                                            Eliminations
                                           Biopool               BCA           Biopool               and
                                            Sweden          Division     International         Corporate      Consolidated
--------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999
Sales ...........................          $   782           $ 1,783           $ 1,615           $  (273)          $ 3,907
Less intercompany ...............             (173)               --              (100)              273                --
                                           -------           -------           -------           -------           -------
Sales to unafilliated
     customers ..................              609             1,783             1,515                --             3,907

Pre-tax income ..................               54                71               203                --               328
Identifiable assets .............            2,118             5,573             5,302                --            12,993
                                                                                                                   -------
THREE MONTHS ENDED MARCH 31, 1998

Sales ...........................              764             1,785             1,669              (380)            3,838
Less intercompany ...............             (116)               --              (264)              380                --
                                           -------           -------           -------           -------           -------
Sales to unaffiliated
     customers ..................              648             1,785             1,405                --             3,838

Pre-tax income (loss) ...........              193               (64)              131                --               260
Identifiable assets .............            2,188             5,887             5,425                --            13,500
--------------------------------------------------------------------------------------------------------------------------

 6.   Sale of Blood Group Serology Division

On April 30, 1999, the Company consummated the sale of certain business assets of the Blood Group Serology Division for $4.45 million in cash, subject to future adjustments. The Blood Group Serology Division ceased operations to the Company's benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer. The sale of the Blood Group Serology Division will have a significant effect on the Company's future results of operations and financial condition.

7.   Reclassification

Certain data in the prior year consolidated financial statements have been reclassified to conform to the 1999 presentation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Sale of Blood Group Serology Division

On April 30, 1999, we consummated the sale of certain business assets of the Blood Group Serology Division (referred to as "BCA") for $4.45 million in cash, subject to future adjustments. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer. The sale of BCA will have a significant effect on our future results of operations and financial condition, as noted below.

Results of Operations

Sales were $3.9 million for the three-month period ended March 31, 1999, compared with $3.8 million for the corresponding period of 1998. The sale of hemostasis products grew by 3% over the previous period, while sales for BCA immunohematology products were flat. Sales of BCA products represented 46% of consolidated sales in the first quarter of 1999. Sales of BCA products, which averaged $1.8 million per quarter in 1998, permanently ceased effective May 1, 1999.

Cost of goods sold were $2.4 million for the quarter ended March 31, 1999, compared with $2.3 million for the same period in 1998. The cost of sales as a percentage of revenues was 62% in 1999 versus 61% in 1998. Cost of goods sold as a percentage of revenues for BCA products was 77% for the first quarter of 1999. Elimination of this product line is expected to significantly improve future contribution margin rates.

Selling, general and administrative ("SG&A") expenses were $957,000 for the quarter ended March 31, 1999, compared with $1,037,000 for the same period of 1998. This decrease is due primarily to the closure of our Canadian operations in June of 1998 and reduced headcount at our BCA facilities as a result of attrition. Most of the BCA SG&A expenses were eliminated with the sale of BCA. Our direct sales force was reduced from ten to four employees who will continue the promotion of hemostasis products.

Interest expense decreased by $22,000 from the prior period as a result of lower outstanding loan balances and a 1% reduction of the interest rate. The Company repaid all of its long-term indebtedness at May 1, 1999. Interest income is anticipated for the balance of the year.

Financial Condition

Our already strong liquidity and capital resources were further enhanced by the sale of BCA. As of March 31, 1999, working capital was $6.0 million, with a current ratio of 3.9 to 1.0. On April 30, 1999, we received $4.45 million for the sale of certain BCA assets. The proceeds were used to pay off the term note, $1,762,000, with the balance invested in a short-term certificate of deposit. The BCA property, plant, and equipment, with a net book value of approximately $2.4 million, will be placed for sale by June 1999. The saleability and ultimate net proceeds from the sale of such assets are unknown at this time. We continue to seek opportunities to maximize shareholder value.

Year 2000 Readiness

We have formulated and are implementing a Year 2000 Readiness Plan. Phase I of this Plan, assessment and identification of potential issues, is complete. Based upon our current assessment, we believe that we should not experience any material Year 2000 problems with either our own or any third party systems. Phase II of the Plan consists of remediation efforts, which we have targeted for completion by July 31, 1999.

To date, we have spent an immaterial amount on our compliance program and do not expect to spend in excess of $20,000 to complete Phase II.

We are unable, at this time, to fully assess our reasonably likely "worst case" scenario. However, failures to correct Year 2000 systems, our own, certain key distributors or certain key vendors, could result in failures or interruptions of critical business systems which could possibly have a material impact to our liquidity and financial condition. We do not anticipate material problems with our power supply or telecommunications systems.

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




Date: May 12, 1999                       BIOPOOL INTERNATIONAL, INC.
      ------------                       ---------------------------
                                         (Registrant)




                                         /s/ Michael D. Bick, Ph.D.
                                         ---------------------------
                                         Michael D. Bick, Ph.D.
                                         President, Chief Executive Officer and
                                         Chairman of the Board




                                         /s/ Robert K. Foote
                                         ---------------------------
                                         Robert K. Foote
                                         Chief Financial Officer and
                                         Corporate Secretary