Form 10QSB
period 1999-06-30
BIOPOOL INTERNATIONAL INC
filed 1999-08-12
CIK 830736

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

                       For the quarter ended June 30, 1999



                         Commission file number 0-17714



                           BIOPOOL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                     58-1729436
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      6025 Nicolle Street                            (805) 654-0643
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



Outstanding at June 30, 1999, Common Stock, $.01 par value per share, 8,286,986 shares.

================================================================================

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                          JUNE 30,  DECEMBER 31,
                                                             1999          1998
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
  Cash .............................................     $  2,447      $    941
  Accounts receivable, net .........................        1,856         1,332
  Inventories ......................................        2,077         1,961
  Prepaid expenses and other current assets ........          301           320
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS ...............................        6,681         4,554

PROPERTY AND EQUIPMENT .............................        3,454         3,437
  Less accumulated depreciation ....................       (2,407)       (2,235)
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET ........................        1,047         1,202

NET ASSETS OF DISCONTINUED OPERATIONS ..............        2,317         3,274

OTHER ASSETS .......................................        1,179         1,440
--------------------------------------------------------------------------------

TOTAL ASSETS .......................................     $ 11,224      $ 10,470
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ..........................     $  1,542      $  1,005

DEFERRED TAX LIABILITY .............................          122           108

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000
    shares authorized;  8,286,986 and
    8,540,886 shares issued and outstanding
    in 1999 and 1998, respectively .................           83            85
  Other stockholders' equity .......................        9,477         9,272
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY .........................        9,560         9,357
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 11,224      $ 10,470
================================================================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            THREE MONTHS           SIX MONTHS
                                           ENDING JUNE 30,       ENDING JUNE 30,
                                           1999       1998       1999      1998
--------------------------------------------------------------------------------
                                           (in thousands except per share data)

SALES ...............................   $ 2,368    $ 2,117    $ 4,492   $ 4,170

COSTS AND OTHER (INCOME) EXPENSES
  Cost of sales .....................     1,244      1,063      2,292     2,005
  Selling, general, administrative ..       803        671      1,475     1,330
  Research and development ..........        94         97        193       180
  Other .............................        17        110         64       155
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ......................       210        176        468       500

INCOME TAX EXPENSE ..................        82         23        190       127
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS ...       128        153        278       373

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS - NET OF INCOME TAX ....       (28)        (8)        23       (46)

GAIN ON DISPOSAL - NET OF INCOME TAX        199         --        199        --
--------------------------------------------------------------------------------

NET INCOME ..........................   $   299    $   145    $   500   $   327
================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic .............................     8,387      8,686      8,463     8,674
  Effect of dilutive shares .........        24        158         25       190
                                        ---------------------------------------

  Diluted ...........................     8,411      8,844      8,488     8,864
                                        =======================================

BASIC AND DILUTED EARNINGS PER SHARE
  Continuing operations .............   $  0.02    $  0.02    $  0.03   $  0.04
  Discontinued operations ...........      0.02         --       0.03        --
                                        ---------------------------------------

  Net income ........................   $  0.04    $  0.02    $  0.06   $  0.04
                                        =======================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      SIX MONTHS ENDING JUNE 30,
                                                          1999             1998
--------------------------------------------------------------------------------
                                                            (in thousands)

OPERATING ACTIVITIES .........................         $   934          $   365

INVESTING ACTIVITIES .........................             869             (145)

FINANCING ACTIVITIES .........................            (212)            (483)

EFFECT OF EXCHANGE RATES .....................             (85)             (22)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH ..............         $ 1,506          $  (285)
================================================================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       INVENTORIES                                 JUNE 30,       DECEMBER 31,
                                                         1999               1998
                                                     ---------------------------
                                                             (in thousands)

Raw materials ............................             $  645             $  580
Work in process ..........................                699                679
Finished products ........................                733                702
                                                       ------             ------
                                                       $2,077             $1,961
                                                       ======             ======

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

4.       COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income was $368,000 and $305,000 for the six months ended June 30, 1999 and 1998, respectively.

5.       SEGMENT INFORMATION

The Company  currently  operates in one industry,  in vitro  diagnostic  medical products. However, the Company has two reportable segments; Biopool International and its wholly-owned operating subsidiary, Biopool Sweden. The reportable segments are each managed separately as "stand-alone" business units and have very little duplication of technical or manufacturing processes. Biopool International manufactures hemostasis and drugs-of-abuse products, and Biopool Sweden primarily manufactures test kits for assessing the blood's fibrinolytic (clot dissolving) system.

                                                               INTER-
                                     BIOPOOL                 COMPANY
                                     INTERNA-    BIOPOOL     ELIMINA-   CONSOLI-
                                      TIONAL      SWEDEN       TIONS       DATED
--------------------------------------------------------------------------------
                                                      (in thousands)

SIX MONTHS ENDED JUNE 30, 1999

Sales ...........................    $ 3,497     $ 1,571     $  (576)    $ 4,492
Less intercompany ...............       (215)       (361)        576          --
                                     -------     -------     -------     -------
Sales to unafilliated
  customers .....................      3,282       1,210          --       4,492

Pre-tax income from
  continuing operations .........        323         145          --         468
--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1998

Sales .......................       3,087        1,609         (526)       4,170
Less intercompany ...........        (222)        (304)         526           --
                                   ------       ------       ------       ------
Sales to unaffiliated
  customers .................       2,865        1,305           --        4,170

Pre-tax income (loss) .......         151          349           --          500
--------------------------------------------------------------------------------

6.       DISCONTINUED OPERATIONS

On April 30, 1999, the Company consummated the sale of certain business assets of the Blood Group Serology Division (BCA) for $4.45 million in cash, subject to future adjustments. BCA ceased operations to the Company's benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer. The sale of BCA will reduce the Company's future sales by approximately 50%; however, the impact on future net income will be negligible.

                                           THREE MONTHS           SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                          1999       1998       1999       1998
--------------------------------------------------------------------------------
                                                    (in thousands)

SALES AS PREVIOUSLY REPORTED .......   $ 3,075    $ 3,881    $ 6,982    $ 7,719
  Less BCA sales ...................      (707)    (1,764)    (2,490)    (3,549)
--------------------------------------------------------------------------------

AS REPORTED JUNE 30, 1999 ..........   $ 2,368    $ 2,117    $ 4,492    $ 4,170
================================================================================

7.       RECLASSIFICATION

Certain data in the prior year consolidated financial statements have been reclassified to conform to the 1999 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SALE OF BLOOD GROUP SEROLOGY DIVISION

On April 30, 1999, we consummated the sale of certain business assets of BCA for $4.45 million in cash, subject to future adjustments. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations.

RESULTS OF OPERATIONS

Sales from continuing operations were $2.4 million for the three-month period and $4.5 million for the six-month period ended June 30, 1999, compared with $2.1 million and $4.2 million for the corresponding periods of 1998. The 1999 sales represent increases of 12 and 8 percent, respectively, over the 1998 periods. These increases are the result of renewed emphasis to market our core hemostasis products.

Cost of goods sold was $1.2 million for the three months and $2.3 million for the six months ended June 30, 1999, compared with $1.1 million and $2.0 million for the same periods in 1998. The year-to-date cost of sales as a percentage of revenues was 51% in 1999 versus 48% in 1998. This percentage increase is a result of increasing our allocation of overhead to cost of sales in 1999.

Selling, general and administrative ("SG&A") expenses were $803,000 and $1,475,000 for the three months and six months ended June 30, 1999, compared with $671,000 and $1,330,000 for the same periods of 1998. These increases were due entirely to increased sales and marketing efforts to improve sales of our hemostasis products.

The 1999 Other expenses primarily relate to costs incurred to move our Swedish operations (Biopool Sweden) into larger facilities and the abandonment of existing leasehold improvements at their current facilities. In 1998, restructure costs were incurred in conjunction with the closure of our Canadian operations.

FINANCIAL CONDITION

Our already strong liquidity and capital resources were further enhanced by the sale of BCA. As of June 30, 1999, working capital was $5.1 million, with a current ratio of 4.3 to 1.0. On April 30, 1999, we received $4.45 million cash for the sale of certain BCA assets. The proceeds were used, in part, to pay off the term note ($1,762,000) and pay certain closing costs (approximately $775,000), with the balance invested in a short-term certificate of deposit. Net assets of discontinued operations, equal to $2.3 million, represent the BCA property, plant, and equipment, which were placed for sale in June 1999. The saleability and ultimate net proceeds from the sale of such assets are unknown at this time.

YEAR 2000 READINESS

We have formulated and are implementing a Year 2000 Readiness Plan. Phase I of this Plan, assessment and identification of potential issues, is complete. Based upon our current assessment, we believe that we should not experience any material Year 2000 problems with either our own or any third party systems. Phase II of the Plan consists of remediation efforts, which we have targeted for completion by August 31, 1999.

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

         (a) The Registrant's Annual Meeting of Stockholders was held on June 3, 1999.

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

         (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

              1.   The election of Michael D. Bick, Ph.D., as a director:

                   7,330,092 votes for; 149,280 votes against; 0 votes withheld; 0 abstentions; 1,061,514 non-votes.

              2.   The election of Douglas L. Ayer as a director:

                   7,330,392 votes for; 148,980 votes against; 0 votes withheld; 0 abstentions; 1,061,514 non-votes.

              3.   The election of N. Price Paschall as a director:

                   7,330,392 votes for; 148,980 votes against; 0 votes withheld; 0 abstentions; 1,061,514 non-votes.

              4.   The election of James H. Chamberlain, as a director:

                   7,330,392 votes for; 148,980 votes against; 0 votes withheld; 0 abstentions; 1,061,514 non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              (27)    Financial Data Schedule
              (27.1)  Restated Financial Data Schedules

         (b)  Reports on Form 8-K.
              1.   Form 8-K dated April 19, 1999.
                      Item 5 - Other Events: Press Release, Biopool International to Trade on OTC Bulletin Board
              2.   Form 8-K dated  April 30, 1999.
                      Item 2 -  Acquisition  or  Disposition  of  Assets:  Asset
                      Purchase Agreement by and among Biopool International, Inc. ("Seller"), Immucor, Inc., and BCA Acquisition Corporation ("Buyer").
                      Item 7 - Financial Statements and Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 12, 1999                              BIOPOOL INTERNATIONAL, INC.
       -----------------                             ---------------------------
                                                            (Registrant)





                                                    /s/ Michael D. Bick, Ph.D.
                                                    ---------------------------
                                                    Michael D. Bick, Ph.D.
                                                    Chief Executive Officer and
                                                    Chairman of the Board




                                                     /s/ Robert K. Foote
                                                    ---------------------------
                                                     Robert K. Foote
                                                     Chief Financial Officer and
                                                     Corporate Secretary