Form 10QSB
period 1999-09-30
BIOPOOL INTERNATIONAL INC
filed 1999-11-15
CIK 830736

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

                    For the quarter ended September 30, 1999

                          ----------------------------

                         COMMISSION FILE NUMBER 0-17714

                          ----------------------------

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



Outstanding at September 30, 1999, Common Stock, $.01 par value per share, 8,286,986 shares.

================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                SEPTEMBER 30,      DECEMBER 31,
                                                         1999              1998
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
     Cash ...................................        $  2,809          $    941
     Accounts receivable, net ...............           1,386             1,332
     Inventories ............................           2,103             1,961
     Prepaid expenses and other
       current assets .......................             249               320
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS ........................           6,547             4,554

PROPERTY AND EQUIPMENT ......................           3,591             3,437
     Less accumulated depreciation ..........          (2,558)           (2,235)
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET .................           1,033             1,202

NET ASSETS OF DISCONTINUED OPERATIONS .......           2,258             3,274

OTHER ASSETS ................................           1,170             1,440
-------------------------------------------------------------------------------

TOTAL ASSETS ................................        $ 11,008          $ 10,470
===============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ...................        $  1,192          $  1,005

DEFERRED TAX LIABILITY ......................             122               108

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value,
       50,000,000 shares authorized;
       8,286,986 and 8,540,886 shares
       issued and outstanding in 1999
       and 1998, respectively ...............              83                85
     Other stockholders' equity .............           9,611             9,272
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ..................           9,694             9,357
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..        $ 11,008          $ 10,470
===============================================================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       THREE MONTHS ENDING   NINE MONTHS ENDING
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                            1999      1998       1999      1998
--------------------------------------------------------------------------------
                                          (in thousands except per share data)

SALES ................................   $ 1,984   $ 1,736    $ 6,476   $ 5,906

COSTS AND OTHER (INCOME) EXPENSES
     Cost of sales ...................       962       827      3,254     2,832
     Selling, general, administrative        807       769      2,282     2,099
     Research and development ........        48        55        241       235
     Other, net.......................        49        24        113       180
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE TAXES ....................       118        61        586       560
INCOME TAX EXPENSE ...................        41         9        231       136
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS ....        77        52        355       424

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS - NET OF INCOME
     TAX EFFECT ......................        --        (9)        23       (54)

GAIN ON DISPOSAL-NET OF INCOME TAX ...        --        --        199        --
--------------------------------------------------------------------------------

NET INCOME ...........................   $    77   $    43    $   577   $   370
================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ...........................     8,287     8,639      8,404     8,667
     Effect of dilutive shares .......        21        11         23       178
                                         ---------------------------------------

     Diluted .........................     8,308     8,650      8,427     8,845


BASIC AND DILUTED EARNINGS PER SHARE
     Continuing operations ...........   $  0.01   $    --    $  0.04   $  0.05
     Discontinued operations .........        --        --       0.03     (0.01)
                                         ---------------------------------------

     Net income ......................   $  0.01   $    --    $  0.07   $  0.04
                                         =======================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                NINE MONTHS ENDING SEPTEMBER 30,
                                                         1999               1998
--------------------------------------------------------------------------------
                                                            (in thousands)

OPERATING ACTIVITIES .......................          $ 1,271           $   599

INVESTING ACTIVITIES .......................              837              (206)

FINANCING ACTIVITIES .......................             (212)             (736)

EFFECT OF EXCHANGE RATES ...................              (28)              (23)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH ............          $ 1,868           $  (366)
================================================================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Financial information presented to the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES                        SEPTEMBER 30,           DECEMBER 31,
                                                1999                   1998
                                        -----------------------------------
                                                    (in thousands)
     Raw materials                          $    654               $    580
     Work in process                             679                    679
     Finished products                           769                    702
                                        -----------------------------------
                                            $  2,103               $  1,961
                                        ===================================

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

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income was $549,000 and $347,000 for the nine months and $134,000 and $42,000 for the three months ended September 30, 1999 and 1998, respectively.

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

                                                              INTER-
                                  BIOPOOL                   COMPANY
                                  INTERNA-     BIOPOOL      ELIMINA-    CONSOLI-
                                   TIONAL       SWEDEN        TIONS        DATED
--------------------------------------------------------------------------------
                                                 (in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales .......................     $ 5,107      $ 2,263      $  (894)     $ 6,476
Less intercompany ...........        (333)        (561)         894           --
                                  -------      -------      -------      -------
Sales to unafilliated
  customers .................       4,774        1,702           --        6,476

Pre-tax income from
  continuing operations .....         367          219           --          586
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales .......................       4,531        2,081         (706)       5,906
Less intercompany ...........        (321)        (385)         706           --
                                   ------       ------       ------       ------
Sales to unaffiliated
  customers .................       4,210        1,696           --        5,906

Pre-tax income from
  continuing operations .....         223          337           --          560
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

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
                                                       (in thousands)

SALES AS PREVIOUSLY REPORTED ..........           $ 3,516                $11,235
     Less BCA sales ...................             1,780                  5,329
--------------------------------------------------------------------------------
AS REPORTED SEPTEMBER 30, 1999 ........           $ 1,736                $ 5,906
================================================================================

7.   RECLASSIFICATION

Certain data in the prior year consolidated financial statements have been reclassified to conform to the 1999 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SALE OF BLOOD GROUP SEROLOGY DIVISION

On April 30, 1999, we consummated the sale of certain business assets of BCA for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations. The sale of BCA will reduce the Company's future sales by approximately 50%; however, the impact on future net income will be negligible.

RESULTS OF OPERATIONS

Sales from continuing operations were $2.0 million for the three-month period and $6.5 million for the nine-month period ended September 30, 1999, compared with $1.7 million and $5.9 million for the corresponding periods of 1998. The 1999 sales represent increases of 14 and 10 percent, respectively, over the 1998 periods. These increases are the result of renewed emphasis to market our core hemostasis products.

Cost of goods sold was $962,000 for the three months and $3,254,000 for the nine months ended September 30, 1999, compared with $827,000 and $2,832,000 for the same periods in 1998. The year-to-date cost of sales as a percentage of revenues was 50% in 1999 versus 48% in 1998. This percentage increase is a result of increasing our allocation of overhead to cost of sales in 1999.

Selling, general and administrative ("SG&A") expenses were $807,000 and $2,282,000 for the three months and nine months ended September 30, 1999, compared with $769,000 and $2,099,000 for the same periods of 1998. These increases were due entirely to increased sales and marketing efforts to improve sales of our hemostasis products.

The 1999 Other expenses primarily relate to costs incurred to move our Swedish operations (Biopool Sweden) into larger facilities and the abandonment of existing leasehold improvements at their current facilities. In 1998, restructure costs were incurred in conjunction with the closure of our Canadian operations.

FINANCIAL CONDITION

Our already strong liquidity and capital resources were further enhanced by the sale of BCA. As of September 30, 1999, working capital was $5.4 million, with a current ratio of 5.5 to 1.0. On April 30, 1999, we received $4.45 million cash for the sale of certain BCA assets. The proceeds were used, in part, to pay off the term note ($1,762,000) and pay certain closing costs (approximately $775,000), with the balance invested in a short-term certificate of deposit. Net assets of discontinued operations, equal to $2.3 million, represent the BCA property, plant, and equipment, which were placed for sale in June 1999. The saleability and ultimate net proceeds from the sale of such assets are unknown at this time.

YEAR 2000 READINESS

We have formulated and are implementing a Year 2000 Readiness Plan. Phase I of this Plan, assessment and identification of potential issues, is complete. Based upon our current assessment, we believe that we should not experience any material Year 2000 problems with either our own or any third party systems. Phase II of the Plan consists of remediation efforts, which will be completed by November 30, 1999.

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

          (a)   Exhibits - None

          (b)   Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     November 15, 1999                        BIOPOOL INTERNATIONAL, INC.
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