Form 10KSB
period 1999-12-31
BIOPOOL INTERNATIONAL INC
filed 2000-03-29
CIK 830736

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                         COMMISSION FILE NUMBER 0-17714


                           BIOPOOL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                              58-1729436
(State or other jurisdiction of incorporation        (I.R.S. Employer
              or organization)                       Identification No.)

6025 NICOLLE STREET, VENTURA, CALIFORNIA                   93003
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

Common Stock, par value $.01 per share             Not Applicable
Common Stock Purchase Rights
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES /X/       NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    /X/

The aggregate market value of Biopool International, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 20, 2000, was $8,026,313.

Number of shares of Common Stock of Biopool International, Inc., $.01 par value, issued and outstanding as of December 31, 1999: 8,286,986.
================================================================================

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB


PART I                                                                      PAGE

Item 1. Business...........................................................    3

Item 2. Properties.........................................................   11

Item 3. Legal Proceedings..................................................   11

Item 4. Submission of Matters to a Vote of Security-Holders................   11



PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters ...............................................   11

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   12

Item 7. Financial Statements and Supplementary Data........................   14

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure ...............................   14



PART III

Item 9. Directors and Executive Officers...................................   14

Item 10. Executive Compensation............................................   16

Item 11. Security Ownership of Certain Beneficial Owners
         and Management ...................................................   17

Item 12. Certain Relationships and Related Transactions....................   18

Item 13. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ......................................................   18



SIGNATURES.................................................................   19

                                     PART I

ITEM 1. BUSINESS

         Biopool is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We sell over 100 products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

         The Company was incorporated in Delaware in 1987. Our corporate office is located in Ventura, California. We have one wholly-owned operating subsidiary, Biopool AB, located in Umea, Sweden, where we also carry on product development, manufacturing, and sales and marketing activities.

         During the first half of 1999, we consummated the sale of certain business assets of our former BCA Division. BCA ceased operations to our benefit effective May 1, 1999, but we continued to convert certain inventory items on behalf of the buyer through June 30, 1999. Biopool no longer conducts business in the immunohematology (blood bank) market.

INDUSTRY

         The worldwide in vitro diagnostics market is estimated to be worth approximately $20 billion annually. Our products are sold to specific markets within the worldwide in vitro diagnostics market. Those segments are estimated to be worth approximately $1 billion annually, in the aggregate. Our products are used, in general, to diagnose disease, identify individuals at risk for developing certain diseases, and monitor patients undergoing therapy for certain disease states. These products are typically referred to as reagents or test kits and are used by highly trained laboratory technologists utilizing a wide range of testing devices, which perform the ultimate analysis. In a typical example, patient samples (blood, plasma, urine, or other body fluids) are mixed with manufactured reagent(s), such as those we produce, and a reaction is then measured by specific instrumentation. The test result obtained thus provides certain diagnostic information to the clinician.

         In vitro diagnostic products are utilized by health care professionals worldwide. Diagnostic testing is most often performed in:

              -       hospital-based laboratories
              -       commercial reference laboratories
              -       physician office laboratories.

         Our products address three key disciplines of the total in vitro diagnostics market:

         o    HEMOSTASIS/FIBRINOLYSIS

         The market for these reagents and test kits is approximately $650 million worldwide. Such products are used to:

              -       diagnose  patients   who    have    suffered    thrombotic
                      (clot-forming) circulatory diseases such as myocardial infarction, stroke, embolism, or deep vein thrombosis;

              - diagnose patients who are suffering from certain bleeding disorders; and

              - monitor patients undergoing therapy for such diseases and disorders.

         o    VASCULAR OCCLUSION

         These tests are, to some degree, the same as those used in hemostasis/fibrinolysis but have growing importance in identifying individuals at risk for developing vascular occlusion, such as myocardial infarction, stroke, deep vein thrombosis, and embolisms.

         o    TOXICOLOGY

         Toxicology products include drugs-of-abuse (DOA) controls to effectively monitor the analyzer and technician variables associated with identifying abused substances, such as cocaine, marijuana, amphetamines, etc., in patient samples. Biopool's key strength is developing and manufacturing customized DOA controls for OEM accounts such as Biosite Diagnostics, a leader in point-of-care (POC) DOA testing.

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

         MINUTEX(R) D-DIMER measures the D-dimer breakdown product of a fibrin clot, indicating that clot formation has occurred and that the fibrinolytic system has been activated. The Minutex(R) D-dimer test is useful in the diagnosis of deep vein thrombosis (DVT), pulmonary embolism, and disseminated intravascular coagulation (DIC). Recent studies have confirmed the ability of the Minutex(R) D-dimer test to provide information that can avoid expensive and invasive procedures for confirmation of DVT. Biopool is recognized as a world leader by virtue of its highly sensitive and accurate D-dimer test.

         CHROMOLIZE(TM) TPA measures the level of tissue  plasminogen  activator
(tPA), the body's most potent activator of the fibrinolytic system. Decreased release of active tPA has been shown to be a risk indicator for myocardial infarction.

         CHROMOLIZE(TM) PAI-1 measures plasminogen activator inhibitor-1 (PAI-1) levels in plasma. PAI-1 is a major modulator of tPA activity, and elevated levels are also indicative of the risk of recurrent heart attacks, recurrent deep vein thrombosis, and post-operative thrombosis.

         STABILYTE(TM) is a unique patented blood collection device that stabilizes tPA activity and other serine proteases in blood after collection, greatly simplifying their measurement and leading to a more accurate assessment of these key fibrinolytic enzymes.

TEST KITS FOR MEASURING RISK OF VASCULAR OCCLUSION

         Cardiovascular disease, which includes coronary artery disease and stroke, is currently the nation's leading cause of death. Inappropriate formation of thrombi (clots) by biochemical processes is behind these disease states. Several of our products are used in the diagnosis and evaluation of patients who may be suffering from cardiovascular disease, including the following products:

         AUTO-DIMER(R) is a second generation, quantitative D-dimer kit that can be used on automated clinical chemistry analyzers to measure the D-dimer breakdown product of a fibrin clot. D-dimer is a key indicator of thrombotic disorders such as deep vein thrombosis (DVT) in which potentially life-threatening blood clots form in the legs.

         MINIQUANT(TM) D-dimer is a D-dimer assay specifically formulated for use on the MiniQuant(TM) reader, our new point-of-care analyzer for quantitative D-dimer identification. The MiniQuant(TM) D-dimer test system was submitted to the U.S. Food and Drug Administration (FDA) via the 510(k) pre-market notification process in January 2000.

         BIOCLOT(R) APC Sensitivity Kit is Biopool's new test kit for determining sensitivity to activated protein C (APC). The most common reason for resistance to APC is a genetic mutation in the (clotting) factor V gene (factor V Leiden), which is the leading cause of thrombotic (clot-forming) diseases. Other physiological states that can lead to resistance to APC include pregnancy, malignancy, and oral contraceptive use.

         BIOCLOT(R) Protein C and Bioclot(R) Protein S measure key enzymes and regulatory proteins controlling the clotting process. Both tests are approaching routine use in test panels screening for thrombotic risk. The Bioclot(R) tests are easy to perform and are compatible with all routine hemostasis analyzers.

         BIOCLOT(R) LA is another of the easy to perform Bioclot(R) assays, in this case used to detect the presence of lupus-like anticoagulants (LA). Elevated levels of LA present a considerable risk factor for thrombosis and recurrent spontaneous abortion.

         SPECTROLYSE(R) AT III measures antithrombin III (AT III) levels in plasma, the most important inhibitor of clotting activity within the hemostasis system. Decreased levels of this key protein are prognostic of thrombotic risk.

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

MISCELLANEOUS PRODUCTS

         DRUGS-OF-ABUSE CONTROLS are a system of multi-level, multi-analyte, liquid-stable controls used as quality control checks when testing for drugs of abuse (e.g., barbiturates, opiates, amphetamines, etc.) in clinical laboratory and forensic lab settings. SURE-Urine(TM) is our unique synthetic-based (non-human) drugs-of-abuse control, which eliminates the biohazard concerns of commonly used human-based materials.

PRODUCTS UNDER DEVELOPMENT AND R&D

         We carry out product development activities at each of our two facilities. Most product development is aimed at broadening our product offerings in the market niches we already serve, introducing updated versions (quicker, more user-friendly, more accurate, etc.) of current products, and conducting research aimed at evaluating technology applicable to new methods of diagnostic testing.

         We received 510(k) clearance to market one new product in 1999, the Bioclot(R) aPC Sensitivity Kit, a new test for determining sensitivity to activated protein C (APC). The most common reason for resistance to APC is a genetic mutation in the (clotting) factor V gene, which is the leading cause of thrombotic (clot- forming) diseases. Other physiological states that can lead to resistance to APC include pregnancy, malignancy, and oral contraceptive use.

         We submitted a 510(k) pre-market notification to the FDA in January 2000 for the MiniQuant(TM) D- dimer assay system, a rapid, quantitative method for determining the fibrin degradation product D-dimer in plasma. The assay is performed using our MiniQuant(TM) latex agglutination reagent and the MiniQuant(TM)-1, a compact, two-channel LED photo-optical detection system for use in laboratory and emergency care environments.

         We developed a new product, tPA/PAI Complex in 1998, which was introduced to the research market in the U.S. and Europe in 1999 and is undergoing clinical trials. Two studies have been completed thus far. One study published in the January 2000 issue of Stroke concludes that tPA/PAI-1 Complex, a novel fibrinolytic marker, is independently associated with the development of a first-ever stroke. The second study, which has been accepted for publication in the journal Atherosclerosis, Thrombosis and Vascular Biology, indicates that tPA-PAI Complex is potentially a very significant marker for determining the risk of a second heart attack. Additional studies will be conducted before this product is submitted to the FDA for market clearance.

         During 1999 and 1998, we spent $322,000 and $315,000, respectively, for research and development. We expect to spend slightly more in 2000.

         We maintain an active liaison with university and other research-based technology transfer groups and frequently evaluate various product concepts and core technologies that could be applicable to our hemostasis product lines and logical extensions thereof. In connection with these efforts, we utilize the expertise of two clinical advisors, Dr. Denis O. Rodgerson and Dr. Bjorn Wiman. Dr. Rodgerson is a Professor Emeritus at the University of California, Los Angeles, and was most recently Professor and Vice Chairman of the Department of Pathology & Laboratory Medicine and Head of Clinical Chemistry at the School of Medicine. Dr. Wiman is currently a Professor in Blood Coagulation Research at Karolinska Institute and Senior Physician at the Department of Clinical Chemistry, Karolinska Hospital, Stockholm, Sweden. Dr. Wiman was formerly Head of the Department of Clinical Chemistry at Karolinska Hospital. Dr. Wiman co-authored the article on tPA/PAI Complex that has been accepted for publication in the journal Atherosclerosis, Thrombosis and Vascular Biology.

MANUFACTURING AND QUALITY CONTROL

         We currently manufacture our reagents and assemble our test kits at our facilities in Ventura, California and Umea, Sweden. We also manufacture many of the raw materials used in the manufacture of our test kits, including polyclonal antibodies, monoclonal antibodies, and purified proteins. In cases where raw materials are obtained from outside sources, we try to avoid dependence on any one source where possible. Human plasma, an important starting material for many of our products, is sourced from licensed blood banks and plasmapheresis centers. We believe that the available sources of materials are adequate for its present and anticipated needs.

         All of our products are manufactured in accordance with Good Manufacturing Practices for Medical Devices as promulgated by the FDA. We are registered as a Device Manufacturing Establishment with the FDA. We are also registered with the U.S. Drug Enforcement Administration to handle Schedules I-V controlled substances. We perform our own vial-filling, freeze-drying, microtiter plate-filling, and processing. Both of our facilities are currently undergoing preparations to become ISO certified.

         Many of our technical employees hold advanced degrees or certifications in medical technology. Three individuals hold Ph.D. degrees in the biological sciences.

MARKETING AND DISTRIBUTION

         Our products are sold worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world ("ROW").

         Within the U.S., we market and sell our products directly and through regional and national distributors. Our sales force consists of four outside sales representatives, a corporate accounts manager, and a strategic support specialist. Our sales personnel are highly experienced in the technical aspects of the product line and include some individuals with advanced degrees in medical technology. Our sales and marketing activities are supported by a director of marketing, an applications specialist, and a technical support specialist.

         We sell our products outside of the U.S. through more than 50 independent dealers in 40 countries. We augment our direct sales activities through active participation in a number of key regional, national, and international industry trade shows, such as the American Association of Clinical Chemistry, the American Society of Hematology, Clinical Laboratory Management Association, and Medica (Dusseldorf, Germany).

         In addition to direct sales activities, our products are distributed in the U.S. through Columbia Diagnostics (acquired by Fisher HealthCare), LABSCO, Perigon, Tech-Neal Scientific, Scientific Supplies & Equipment, and other regional distributors that collectively cover all 50 states with over 180 sales representatives.

         We manufacture products for private label and Original Equipment Manufacturer businesses in the hemostasis and drugs-of-abuse testing markets. Our private label and OEM customers accounted for approximately 56% of our sales in 1999, and include sales to Biosite Diagnostics, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems

(a division of Johnson & Johnson; this hemostasis business unit was recently acquired by Instrumentation Laboratory), Pacific Hemostasis (a division of Fisher Scientific), and Sigma Diagnostics (Sigma/Aldrich).

         Sales to two customers, Instrumentation Laboratory (including the former Ortho Diagnostic Systems, a division of Johnson & Johnson) and Sigma Chemical Company, slightly exceeded 10% of total 1999 sales.

COMPETITION

         We compete on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than ours. In the hemostasis area, these companies include BioMerieux, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), and Sigma Diagnostics (Sigma/Aldrich). Consolidation within the industry continues to make these competitors even larger; for example, the acquisition of the "Hemoliance" business of Ortho by Instrumentation Laboratory.

         A number of smaller companies also compete with us in the research and development of diagnostic test kits relating to the niche hemostasis/fibrinolysis market, including Diagnostica Stago S.A. (France) and Agen, Inc. (Australia). We currently have approximately a 2% worldwide market share in total hemostasis products and up to a 20-30% share in certain specialty hemostasis/fibrinolysis products.

         Competition is based upon a number of factors, including product quality, customer service, price, continuous availability of product, breadth of product range, and the strength and effectiveness of the sales and marketing organization. We believe our test kits and reagents compete on the basis of price, relative ease of use, quality, accuracy, and precision.

SUPPLIERS

         We obtain raw materials from numerous outside vendors. Key raw materials include plasma, antisera, platelets, enzymes, and monoclonal antibodies. We generally have more than one source for our key raw materials. We continually evaluate additional suppliers with a view towards reducing our dependence on any single vendor.

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

         We have established rights in the trademark "MiniQuant." The marks Biopool(R), Bioclot(R), TintElize(R), Minutex(R), and Auto-Dimer(R) have been registered with the United States Patent and Trademark Office and in many foreign territories.

GOVERNMENT REGULATIONS

         The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries in which our diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the preclinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manufacturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification, which must contain information that establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. 60 of our products have received marketing approval utilizing this 510(k) process. 31 of our products have also received market approval from the regulatory agency in France, AFSSAPS (formerly l'Agence du Medicament).

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

         WE RELY ON INTERNATIONAL SALES. International sales accounted for approximately 42% and 44% of our revenues in 1999 and 1998, respectively. International sales can be subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, and potentially adverse tax consequences. We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

         In addition, approximately 26% of our sales are made in Swedish Krona. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to fluctuations in our results of operations, although the impact of foreign exchange conversions were not significant during 1999. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases.

         WE DEPEND ON KEY MANAGEMENT. Our success will continue to depend to a significant extent on the members of our management team. We do not maintain insurance on the lives of anyone at the Company. As is the case with any company, we may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of any key employee could have a material adverse effect upon our business.

         OUR STOCK PRICE HAS BEEN VOLATILE. Our common stock is quoted on the OTC Bulletin Board(R), and there can be volatility in the market price of our common stock. The trading price of the common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by us or our competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of our common stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

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

         WE HAVE RISKS RELATED TO PRODUCT DEFECTS. Despite product testing prior to sale, our products have from time to time experienced performance problems discovered after we sold the products. If a customer experiences performance problems, errors in shipment or product defects, it could result in:

         o    injuries to persons;
         o    loss of sales;
         o    delays in or elimination of market acceptance;
         o    damage to our brand or reputation;
         o    product returns

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

         YEAR 2000 ISSUES. We have experienced no significant adverse effects as a result of the Year 2000 issue.

EMPLOYEES

         At the end of 1999, we had 65 regular (full- and part-time) employees, 46 of whom were located in the U.S. and 19 who were located in Sweden. Certain of our Swedish employees are members of national unions.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The information is disclosed in Note 7 to the consolidated financial statements included herein under Item 13.

ITEM 2. PROPERTIES

         We lease a 20,000 square-foot facility in Ventura, California, providing administrative, laboratory, manufacturing, and warehouse space. Our corporate offices are also located in our Ventura facility. Key manufacturing facilities include clean rooms, high-speed vial filling and capping capabilities, and a freeze- drying capacity. Under the terms of the three-year lease agreement expiring in 2002, the base rent for this facility is approximately $110,000 per year with annual increments tied to the Consumer Price Index.

         Our Swedish subsidiary, Biopool AB, leases a 12,500 square-foot facility in Umea, Sweden, providing administrative, laboratory, warehouse, and manufacturing space. The laboratories are particularly suited for the preparation of high-quality biochemicals for use in our test kits. Annual rent is approximately $137,000 pursuant to the terms of a five-year lease expiring in 2004.

ITEM 3. LEGAL PROCEEDINGS

         On March 10, 2000, we were served with a complaint filed in U.S. District Court by Agen Biomedical Ltd. claiming that Biopool infringed an Agen patent. We have prepared and filed an answer. We believe the complaint to be without merit and that it will have no material impact to our financial position or results of operations.

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

         Pursuant to our stock repurchase program announced June 5, 1998, we repurchased a total of 253,900 and 146,100 shares of common stock on the open market during 1999 and 1998, respectively, at average purchase prices of $0.83 and $0.81 per share, respectively.

         Our common stock currently trades on the OTC Bulletin Board(R) (OTCBB) under the symbol BIPL. The following sets forth the high and low trade prices for our common stock for the periods indicated as reported by Nasdaq and the OTCBB. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

                                      1999                      1998
                               HIGH          LOW         HIGH          LOW
                             -------      -------      -------      -------
         First quarter       $ 1.375      $ 0.594      $ 2.375      $ 1.625

         Second quarter        1.000        0.563        2.938        1.125

         Third quarter         0.906        0.750        1.375        0.688

         Fourth quarter        1.000        0.719        1.125        0.500

(a) On March 20, 2000, the closing trade price of our common stock, as reported by the OTCBB, was $1.0625.

(b) As of March 20, 2000, we had 221 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 2,400 shareholders on the same date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On April 30, 1999, we consummated the sale of certain business assets of BCA for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but we continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations only. The sale of BCA reduced the Company's sales by approximately 50%; however, the impact on pre-tax income was negligible.

1999 VERSUS 1998

         SALES

         Sales were $8.8 million for the year ended December 31, 1999, compared with $7.9 million for the year ended 1998. This represents an increase of sales equal to $1 million or 12%. This increase was the direct result of a renewed emphasis to market our core hemostasis products. The bulk of this increase was primarily realized in our domestic markets. We anticipate that continued investment in sales and marketing efforts, domestic and international, will provide continuing revenue gains in 2000 and beyond.

         Our customers are dispersed over wide geographic areas. Sales in the United States and Western Europe accounted for 58% and 27%, respectively, of total sales during 1999. Sales to two customers, Instrumentation Laboratory (including the former Ortho Diagnostic Systems, a division of Johnson & Johnson) and Sigma Chemical Company, slightly exceeded 10% of total 1999 sales.

         We expect that future sales will continue to be influenced by many additional factors, including the introduction of new diagnostic test kits, success in marketing our test kits to the clinical market, increased awareness and demand for testing by physicians, expansion of our products into new geographic areas through distributors and OEM relationships, and direct sales through Company-employed sales representatives. Rapid changes in technologies, demand level for certain diagnostic tests, price competition, continued efforts worldwide to reduce health care costs (including diagnostic testing), and the availability of high-quality raw materials may also have a material impact on our short- and long-term sales.

         COSTS AND EXPENSES

         Cost of sales increased by $465,000, or 11%, to $4.7 million in 1999, primarily as the result of increased sales. As a percentage of sales, cost of goods sold fell 1% to 53% in 1999 compared with 54% in 1998. This percentage decrease is due primarily to the fixed nature of certain overhead costs relative to growing sales.

         Selling, general and administrative expenses increased by $362,000, or 13%, to $3.1 million in 1999. This increase was primarily due to increased sales and marketing efforts to improve domestic sales of our hemostasis products. We expect to continue our emphasis to invest in our sales and marketing efforts.

         Research and development expenses were relatively unchanged from the previous year. We expect to increase research and development activities in 2000 to improve our product lines, develop new diagnostic reagents in hemostasis, and evaluate newer technologies that may be applicable to current and future diagnostic test kits.

         Restructuring costs in 1998 relate to the closure of our Canadian operations.

         INCOME TAXES

         Our effective tax rate for 1999 was 46%. The difference between our effective tax rate for 1999 and the 34% federal statutory tax rate was primarily due to the effects of state and foreign income taxes, non- deductible goodwill amortization as well as the taxable dividend treatment of the transfer of certain assets from our former Canadian operations. Our 1998 income tax benefit primarily represents state franchise and foreign government income tax expense, which was offset by the estimated future benefit of deferred taxes generated during 1998, and a decrease in deferred taxes payable, which resulted from changes in the Company's estimates as to certain tax liabilities.

         FINANCIAL CONDITION

         Our already strong liquidity and capital resources were further enhanced by the sale of certain BCA assets. Effective April 30, 1999, we sold our BCA product lines and certain working capital assets for $4,452,000. The proceeds of the sale were used to pay off a note payable of $1.8 million and various closing costs of approximately $1.1 million. The balance, approximately $1.6 million, was invested in a short-term certificate of deposit. Net assets of discontinued operations consist primarily of the BCA property and plant amounting to $2.1 million. The property and plant are currently in escrow, which is expected to close by April 30, 2000. Working capital as of December 31, 1999, was $7.9 million, with a current ratio of 8.4 to 1.0. Our current availability of cash, unused lines of credit, working capital, cash flow from operations and the anticipated sale of the remaining BCA assets are adequate to meet our needs for at least the next twelve months. We continue to seek potential acquisitions and sources of capital to finance such acquisitions, although we have no commitments for either at this time.

         Pursuant to our stock repurchase program announced June 5, 1998, we repurchased a total of 253,900 and 146,100 shares of common stock on the open market during 1999 and 1998, respectively, at average purchase prices of $0.83 and $0.81 per share, respectively.

         On October 8, 1998, we received a letter from Nasdaq stating that we do not meet the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq SmallCap Market. On March 12, 1999, we had a hearing before the Nasdaq SmallCap Market in order to obtain an exemption from the minimum bid price requirement. The subsequent decision of the Nasdaq Panel was to delist our common stock, which became effective April 19, 1999.

YEAR 2000 READINESS

         Our Year 2000 Readiness Plan was implemented prior to year end, and we have experienced no failures or problems to date with our own or third party systems. We are unable to assess potential future problems, but we do not anticipate any at this time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each director, nominee and other officers of the Company as of April 20, 2000.


                                                                     DIRECTOR/
                                                                      OFFICER
       NAME                AGE             POSITION                    SINCE
----------------------    -----    --------------------------     -------------
Michael D. Bick, Ph.D.     55      President, Chief Executive
                                     Officer, Director                  1991
Douglas L. Ayer            62      Director                             1993
N. Price Paschall          51      Director                             1997
James H. Chamberlain       52      Director                             1998

OTHER OFFICERS:
Robert K. Foote            55      Chief Financial Officer,
                                     Corporate Secretary                1996
Clayton H. Duke            58      Vice President Marketing
                                     and Business Development           1998

         All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any directors or officers of the Company.

         Michael D. Bick, Ph.D. was elected Chief Executive Officer in August 1991, Chairman of the Board in July 1993 and President in January 1996. In 1988, Dr. Bick founded the Company's former subsidiary, MeDiTech, and was President and Chief Executive Officer thereof until it was acquired by the Company in January 1992. Prior to that date, he was co-founder and president of a privately-held medical device firm for ten years. Dr. Bick received a Ph.D. in molecular biology from the University of Southern California in 1971 and was affiliated with the Harvard Medical School and Children's Hospital Medical Center in Boston carrying out research in human genetics from 1971 to 1974. Dr. Bick was a staff member of the Roche Institute of Molecular Biology from 1974 to 1978. Dr. Bick currently serves on the Board of Counselors of the School of Pharmacy, University of Southern California. Dr. Bick is also on the Board of Directors of Biotech.com, a privately-held company that supplies goods and services to the biotech/biopharma industry.

         Douglas L. Ayer is currently President and Managing Partner of International Capital Partners of Stamford, CT. Mr. Ayer was previously Chairman and Chief Executive Officer of Cametrics, a manufacturer of precision metal components, and has held executive positions at Paine Webber and McKinsey & Co., Inc. Mr. Ayer also serves as a director of Mission Critical Software, Inc., a developer of enterprise-scale Windows NT systems administration and management software products.

         N. Price Paschall is the founder and Managing Partner of Context Capital Group (formerly HealthCare Capital Advisors) since 1993. Context Capital Group provides merger and acquisition advice to middle market companies, focusing on the medical service industry. Prior to Context Capital Group, Mr. Paschall was a Vice Chairman and founder of Shea, Paschall and Powell-Hambros Bank (SPP Hambros & Co.), a firm specializing in mergers and acquisitions. Mr. Paschall holds a degree in business administration from California Polytechnic University in Pomona. Since 1994, Mr. Paschall has served on the Board of Directors and provided certain corporate financial services to Advanced Materials Group, a manufacturer and fabricator of specialty foams, foils, films and pressure-sensitive adhesive components.

         James H. Chamberlain is the founder of Biosource International, Inc., a California-based, Nasdaq- listed company dedicated to the research, development, manufacturing, and marketing of biomedical products to the diagnostic and research markets. Mr. Chamberlain is a director of Biosource and currently serves as its Chairman, President, and Chief Executive Officer. Prior to Biosource, Mr. Chamberlain was the Manager of Business Development for Amgen, Inc. Mr. Chamberlain received a B.S. degree in biology and chemistry from West Virginia University in 1969 and completed an MBA Executive Program at Pepperdine University in 1981.

         Robert K. Foote, CPA, joined the Company as Chief Financial Officer on November 1, 1996. He was appointed Corporate Secretary on January 14, 1997. Prior to joining the Company, he was the CFO and Corporate Secretary of H&H Oil Tool Co., Inc., traded on the NASDAQ National Market System. Mr. Foote received a B.S. degree in accounting and business administration from Brigham Young University in 1974.

         Clayton H. Duke joined the Company as Vice President Marketing and Business Development on August 1, 1998. Prior to joining the Company, he was Vice President of Braun Medical. He has also held executive positions at Cymed, Abbott Laboratories, and E.R. Squibb & Sons. Mr. Duke received a B.S. degree in microbiology and business administration from California State University, San Francisco.

         During the fiscal year ended December 31, 1999, the Board of Directors met 7 times. Each director attended in excess of 75% of all meetings of the Board of Directors held during the year. The Board of Directors has an Audit Committee that met once during 1999. This committee oversees the work of the Company's auditors with respect to financial and accounting matters. Messrs. Ayer, Paschall, and Chamberlain are members of the Audit Committee. The Board of Directors also has a Compensation Committee, which met once during fiscal 1999. The function of the Compensation Committee is to review and make recommendations with respect to compensation of executive officers and key employees. Messrs. Ayer, Paschall, and Chamberlain were members of the Compensation Committee.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain information as to the Company's Chief Executive Officer, Vice President Marketing and Business Development, and Chief Financial Officer. No other executive officer of the Company had compensation in excess of $100,000 during the period:


SUMMARY COMPENSATION TABLE

   NAME AND PRINCIPAL
       POSITION                           ANNUAL COMPENSATION
--------------------------    ----------------------------------------
                               YEAR       SALARY      BONUS   OTHER(1)  OPTIONS
                              -------   ---------   -------  ---------  -------
Michael D. Bick, Ph.D.        1999      $ 160,000            $ 12,000
  Chief Executive Officer     1998        160,000              10,800    32,465
                              1997        135,700   $25,000    10,000    35,000

Clayton H. Duke
  Vice President Marketing    1999        125,000               7,950
  and Business Development    1998(2)      45,700               2,100   200,000

Robert K. Foote               1999        100,000               7,200
  Chief Financial Officer     1998        100,000               7,200
                              1997         85,000    15,000     5,300

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to executive officers in fiscal 1999.


AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES
                                                                    VALUE OF
                                                 NUMBER OF        UNEXERCISED
                        SHARES                  UNEXERCISED       IN-THE-MONEY
                     ACQUIRED ON    VALUE     OPTIONS AT YEAR-    OPTIONS AT
      NAME             EXERCISE    REALIZED          END           YEAR-END(3)
----------------     -----------   --------   ----------------  ----------------
                                                EXERCISABLE/       EXERCISABLE/
                                               UNEXERCISABLE     UNEXERCISABLE
                                              ----------------  ----------------
Michael D. Bick,                               83,699 / 42,766      $ 0 / 0
  Ph.D.
Clayton H. Duke                                50,000 / 160,000       0 / 0
Robert K. Foote                               123,330 / 76,670        0 / 0

------------------------

(1) Represents payment of a car allowance and contributions to the Company's 401(k) profit sharing plan.
(2)      Mr. Duke's hire date was August 1, 1998.
(3) Determined as the difference between the closing trade price on December 31, 1999 ($0.75/share) and the aggregate price of the options covering such shares.

COMPENSATION OF DIRECTORS

         Non-employee directors receive $6,000 per calendar year, plus $500 for each Board of Directors meeting attended. The Company pays all out-of-pocket fees of attendance. In addition, non-employee directors receive 15,000 non-qualified stock options to purchase the Company's Common Stock under the 1993 Incentive Stock Option Plan per year. In addition, Price Paschall earned a broker's fee of $145,000 in 1999 for services rendered in connection with the sale of the BCA Division.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         In July 1999, we entered into an Executive Employment Agreement with our Chairman, President and Chief Executive Officer, Michael D. Bick, Ph.D. The agreement does not become effective until the earlier to occur of (i) the date upon which a new Chief Executive Officer satisfactory to the Board of Directors of the Company commences employment with the Company, or (ii) the date of a change of control of the Company. When the agreement becomes effective, Dr. Bick will no longer serve as our President and Chief Executive Officer, but will continue to be our Chairman for a term of three years. The agreement provides for compensation to Dr. Bick of $150,000 during each year of the term, inclusive of a car allowance and dues to a club. Under the agreement, Dr. Bick is not required to provide more than 50 hours of services per month, and may terminate the agreement and receive all consideration due to him thereunder if there is a change in control of the Company that results in a material modification to Dr. Bick's duties under the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 2000, certain information regarding the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each named executive and (iv) all of the Company's executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o the Company, 6025 Nicolle Street, Ventura, California 93003. References to options to purchase Common Stock are either currently exercisable or will be exercisable within 60 days of March 31, 2000.


                                       NUMBER OF SHARES
                                      BENEFICIALLY OWNED        PERCENT OF CLASS
                                      ------------------        ----------------
Michael D. Bick, Ph.D.                  1,079,366(1)                 13.0
Biotech International, Ltd.               744,200(2)                  9.0
Douglas L. Ayer                           197,329(3)                  2.4
Robert K. Foote                           161,996(4)                  2.0
N. Price Paschall                          93,749(5)                  1.1
Clayton H. Duke                            50,000(6)                    *
James H. Chamberlain                       32,749(7)                    *

All executive officers and directors
     as a group (6 persons)             1,615,189(8)                 19.5

------------------------
*        Less than 1%

(1)      Includes 56,366 shares of Common Stock subject to options.
(2)      Biotech  International  Limited,  P.O. Box 391,  Acacia Ridge Qld 4110,
         Australia.
(3) Includes 197,329 shares of Common Stock subject to options held by ICP, Inc., of which Mr. Ayer is a stockholder.
(4)      Includes 136,996 shares of Common Stock subject to options.
(5) Includes 10,000 shares of Common Stock subject to a currently exercisable warrant and 43,749 shares of Common Stock subject to options.

(6) Represents 10,000 shares of Common Stock subject to warrants and 40,000 shares of Common Stock subject to options.
(7) Includes 4,000 shares of Common Stock held in the Chamberlain Family Trust, for which Mr. Chamberlain serves as trustee, and 28,749 shares of Common Stock subject to options.
(8) Includes 503,139 shares of Common Stock subject to options and 60,000 shares of Common Stock subject to currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related party transactions during 1999.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) The following consolidated financial statements of Biopool International, Inc., and subsidiaries are hereby included by reference to Item 7:
                                                                        PAGE NO.
                                                                        --------

                  Report of Independent Auditors                           21

                  Consolidated balance sheets as of
                    December 31, 1999 and 1998                             22

                  Consolidated statements of income for the
                    years ended December 31, 1999 and 1998                 24

                  Consolidated statements of stockholders'
                    equity for the years ended December 31,
                    1999 and 1998                                          25

                  Consolidated statements of cash flows for
                    the years ended December 31, 1999 and 1998             26

                  Notes to consolidated financial statements               28

                  (3)  Listing of Exhibits

         EXHIBIT NO.                                                    PAGE NO.
         -----------                                                    --------

         3.1      Certificate of Incorporation (1)
         3.2      By Laws (1)
         4.1      Shareholder Rights Plan (3)
         10.1     Executive Employment Agreement of
                    Michael D. Bick, Ph.D.                                 36
         10.2     1987 Stock Option Plan (1)
         10.2     1993 Stock Incentive Plan (2)
         21       Subsidiaries of the Registrant                           43
         -----------------------------------------------------------------------
         (1)      Incorporated  by  reference to the  Registrant's  Registration
                  Statement on Form S-1 (File No. 33-20584).

         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         (3) Incorporated by reference to Registrant's Form 8-A filed June 26, 1998.


         (b)      Reports on Form 8-K filed during the fourth quarter of 1999:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Biopool International, Inc.



Date:    March 29, 2000                          BY: /s/ Michael D. Bick
                                                 --------------------------
                                                 Michael D. Bick, Ph.D.
                                                 Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael D. Bick
----------------------------       Chairman and                   March 29, 2000
Michael D. Bick, Ph.D.             Chief Executive Officer


/s/ Robert K. Foote
----------------------------       Chief Financial Officer        March 29, 2000
Robert K. Foote


/s/ Douglas L. Ayer
----------------------------       Director                       March 29, 2000
Douglas L. Ayer


/s/ N. Price Paschall
----------------------------       Director                       March 29, 2000
N. Price Paschall


/s/ James H. Chamberlain
----------------------------       Director                       March 29, 2000
James H. Chamberlain

                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(A)(1) AND (2)

              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                           BIOPOOL INTERNATIONAL, INC.

                               VENTURA, CALIFORNIA

                         REPORT OF INDEPENDENT AUDITORS






Board of Directors and Stockholders
Biopool International, Inc.

      We have audited the accompanying consolidated balance sheets of Biopool International, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopool International, Inc., at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





                                                      Ernst & Young LLP


Woodland Hills, California
March 16, 2000


                           BIOPOOL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                December 31,
                                                            1999           1998
--------------------------------------------------------------------------------
                                                               (in thousands)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................      $  2,749       $  1,012
     Accounts receivable, net of
        allowance for doubtful accounts
        of $11,000 and $41,000 in 1999
        and 1998, respectively ...................         1,770          1,332
     Inventories .................................         1,941          1,961
     Prepaid expenses and other current
        assets ...................................           198            320
     Deferred tax benefits .......................           109             46
     Net assets of discontinued
        operations ...............................         2,256          3,383
                                                        --------       --------
TOTAL CURRENT ASSETS .............................         9,023          8,054

PROPERTY AND EQUIPMENT
     Leasehold improvements ......................           646            851
     Processing and lab equipment ................         2,493          1,934
     Furniture and fixtures ......................           414            652
                                                        --------       --------
TOTAL PROPERTY AND EQUIPMENT .....................         3,553          3,437
     Less accumulated depreciation ...............        (2,427)        (2,235)
                                                        --------       --------
PROPERTY AND EQUIPMENT, NET ......................         1,126          1,202

OTHER ASSETS
     Deferred tax benefits .......................           254            511
     Intangible assets, net ......................           630            680
                                                        --------       --------
TOTAL ASSETS .....................................      $ 11,033       $ 10,447
                                                        ========       ========


See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                                                               December 31,
                                                           1999            1998
--------------------------------------------------------------------------------
                                                (in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ..........................       $    478        $    355
     Accrued expenses ..........................            570             627
     Income taxes payable ......................             29            --
                                                       --------        --------
TOTAL CURRENT LIABILITIES ......................          1,077             982


DEFERRED TAX LIABILITY .........................            122             108


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value,
        50,000,000 shares authorized;
        8,286,986 and 8,540,886 shares
        issued and outstanding at
        December 31, 1999 and 1998,
        respectively ...........................             83              85
     Additional paid-in capital ................         10,593          10,803
     Accumulated deficit .......................           (547)         (1,261)
     Accumulated other comprehensive
        loss ...................................           (295)           (270)
                                                       --------        --------
TOTAL STOCKHOLDERS' EQUITY .....................          9,834           9,357
                                                       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY ....................................       $ 11,033        $ 10,447
                                                       ========        ========


See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                        Year Ended December 31,
                                                             1999          1998
--------------------------------------------------------------------------------
                                                (in thousands except share data)

SALES .............................................       $ 8,842       $ 7,870
Cost of sales .....................................         4,681         4,216
                                                          -------       -------
GROSS PROFIT ......................................         4,161         3,654

Operating expenses:
     Selling, general and administrative ..........         3,113         2,751
     Research and development .....................           322           315
     Restructuring costs ..........................          --             144
                                                          -------       -------
TOTAL OPERATING EXPENSES ..........................         3,435         3,210
                                                          -------       -------
Other (income) expenses, net ......................           (14)            9
                                                          -------       -------

INCOME FROM CONTINUING OPERATIONS
     BEFORE TAXES .................................           740           435
Income tax expense (benefit) ......................           340            (1)
                                                          -------       -------
INCOME FROM CONTINUING OPERATIONS .................           400           436

DISCONTINUED OPERATIONS:
     Income (loss) from discontinued
         operations - net of income tax
         effect ...................................           118           (22)
     Gain on disposal - net of income
         tax effect ...............................           196          --
                                                          -------       -------
NET INCOME ........................................       $   714       $   414
                                                          =======       =======



WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ........................................         8,375         8,650
     Effect of dilutive shares ....................            24           113
                                                          -------       -------
     Diluted ......................................         8,399         8,763
                                                          =======       =======

BASIC AND DILUTED EARNINGS PER SHARE
     Continuing operations ........................       $  0.05       $  0.05
     Discontinued operations ......................          0.04          --
                                                          -------       -------
     Net income ...................................       $  0.09       $  0.05
                                                          =======       =======


See accompanying notes to consolidated financial statements.


                                            BIOPOOL INTERNATIONAL, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (in thousands except share data)


                                                                                          Accumulated
                                                               Additional                  other com-
                                           Common Stock           paid-in   Accumulated    prehensive
                                       Shares        Amount       capital       deficit  income (loss)        Total
-------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1998 .....    8,648,828    $       86    $   10,855    $   (1,675)   $     (221)   $    9,045

    Net income .................         --            --            --             414          --             414
    Foreign currency translation         --            --            --            --             (49)          (49)
                                                                                                         ----------
       Comprehensive income ....                                                                                365

    Issuance of common stock ...       38,158          --              64          --            --              64
    Repurchase of common stock .     (146,100)           (1)         (116)         --            --            (117)
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998 ...    8,540,886            85        10,803        (1,261)         (270)        9,357

    Net income .................         --            --            --             714          --             714
    Foreign currency translation         --            --            --            --             (25)          (25)
                                                                                                         ----------
       Comprehensive income ....                                                                                689

    Repurchase of common stock .     (253,900)           (2)         (210)         --            --            (212)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999 ...    8,286,986    $       83    $   10,593    $     (547)   $     (295)   $    9,834
===================================================================================================================

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended December 31,
                                                            1999           1998
--------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES
     Income from continuing operations ...........       $   400        $   436
     Adjustments to reconcile income
        from continuing operations to
        net cash provided by continuing
        operating activities:
        Depreciation .............................           467            366
        Amortization .............................            59             49
        Loss on disposal .........................            19             29
        Deferred tax benefit .....................           208             66
     Changes in operating assets and
        liabilities:
        Accounts receivable ......................          (438)           (73)
        Inventories ..............................            20            (65)
        Prepaid expenses and other
           current assets ........................           122           (101)
        Accounts payable and accrued
           expenses ..............................            95           (203)
                                                         -------        -------
     Net cash provided by continuing
           operating activities ..................           952            504

     Net cash (used in) provided by
           discontinued operating
           activities ............................        (1,224)           325
                                                         -------        -------
NET CASH (USED IN) PROVIDED BY OPERATING
           ACTIVITIES ............................          (272)           829

INVESTING ACTIVITIES
     Proceeds from sale of discontinued
           operations ............................         4,452           --
     Additions to property and equipment .........          (253)          (239)
     Proceeds from sale of equipment .............            36              6
                                                         -------        -------
     Net cash provided by (used in)
           continuing investing
           activities ............................         4,235           (233)

     Net cash used in discontinued
           investing activities ..................          --              (20)
                                                         -------        -------

NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES ..................................         4,235           (253)


Table continued next page.

                                       26


                           BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                         Year Ended December 31,
                                                            1999           1998
--------------------------------------------------------------------------------
                                                              (in thousands)

FINANCING ACTIVITIES
     Repayment of long-term debt .................          --              (47)
     Repurchase of common stock ..................          (212)          (117)
     Issuance of common stock ....................          --               64
                                                         -------        -------
     Net cash used in continuing
         financing activities ....................          (212)          (100)

     Net cash used in discontinued
         financing activities ....................        (1,989)          (801)
                                                         -------        -------

NET CASH USED IN FINANCING ACTIVITIES ............        (2,201)          (901)

Effect of exchange rates .........................           (25)           (49)
                                                         -------        -------

NET INCREASE (DECREASE) IN CASH ..................         1,737           (374)

CASH AND CASH EQUIVALENTS, BEGINNING
     OF YEAR .....................................         1,012          1,386
                                                         -------        -------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........       $ 2,749        $ 1,012
                                                         =======        =======



SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID DURING THE YEAR FOR CONTINUING
     OPERATIONS:
        Interest .................................       $     1        $     1
        Income taxes .............................            86            104


                           BIOPOOL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Biopool International, Inc. ("Biopool") was incorporated in 1987 in the state of Delaware. Biopool and its wholly-owned subsidiary, Biopool AB ("Biopool Sweden"), a Swedish corporation, are currently engaged in the research, development, production, and sale of test kits used to assess and diagnose disorders of the vascular system.

PRINCIPLES OF CONSOLIDATION

         The  consolidated  financial  statements  of the  Company  include  the
accounts  of  Biopool  and  its   wholly-owned   subsidiary.   All   significant
intercompany balances and transactions are eliminated in consolidation.

RECLASSIFICATION

         Certain data in the prior year consolidated financial statements have been reclassified to conform to the 1999 presentation. The prior year consolidated financial statements have been restated to reflect ongoing operations and, accordingly, financial information presented in the notes to the consolidated financial statements excludes discontinued operations, except where noted.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is generally provided on a straight-line basis over their estimated useful lives. Leasehold improvements are generally depreciated over their estimated useful lives or over the period of the lease, whichever is shorter. All other assets are depreciated over three to ten years.

INTANGIBLES

         Intangible assets primarily consist of the excess of cost over net assets of acquired companies and is being amortized using the straight-line method over a period of twenty years. Accumulated amortization of the Company's intangible assets at December 31, 1999 and 1998 totaled $535,000 and $476,000, respectively.

         The Company periodically reviews its long-lived and intangible assets to determine recoverability of these assets.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties.

INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Footnote 9).

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

         Exchange adjustments resulting from the foreign currency transactions are recognized in net earnings and are generally insignificant.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. At December 31, 1999, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Two customers, Instrumentation Laboratory and Sigma Chemical, had accounts receivable slightly greater than 10% of the net balance due at December 31, 1999. Generally, the Company does not require collateral or other security to support customer receivables.

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

         Options and warrants to purchase 1,245,391 and 984,365 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 1999 and 1998, respectively. These options and warrants were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

ACCOUNTING FOR STOCK BASED COMPENSATION

         Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock- Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Proforma results of operations which would have resulted as a result of recognizing the fair value of such grants are disclosed under Footnote 7.

2.       DISCONTINUED OPERATIONS

         In April 1999, the Company decided to discontinue its blood serology business, BCA, Division of Biopool International ("BCA"). The Company decided to sell this business in order to concentrate on its core businesses that manufacture hemostasis and fibrinolysis products. On April 30, 1999, the Company consummated the sale of certain business assets of BCA for $4.45 million in cash. These assets consisted primarily of inventory and accounts receivable. BCA ceased operations to the Company's benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Company recorded a gain on the disposal of BCA of $265,000, or $196,000 after applicable income taxes. In connection with the sale of certain assets of BCA, the Company paid brokers fees of $145,000 to a company owned by a member of the Board of Directors and such expense is included in the net gain on disposal of discontinued operations. At December 31, 1999, net assets of discontinued operations consisted primarily of the BCA property and plant amounting to $2.1 million. The property and plant are currently in escrow, which is expected to close by April 30, 2000.


         A summary of the  results of  discontinued  operations  and net gain on disposal is as follows (in thousands):
                                                        YEARS ENDED DECEMBER 31,
                                                           1999            1998
                                                       --------        --------

         Revenues                                      $  2,489        $  7,114
                                                       ========        ========
         Income (loss) before taxes                          15             (27)
         Income tax benefit                                 103               5
                                                       --------        --------
         Income (loss) from discontinued
            operations                                      118             (22)
         Net gain on disposal, net of income
            tax effect                                      196              --
                                                       --------        --------
            Net income (loss) from discontinued
               operations                              $    314        $    (22)
                                                       ========        ========

         The income tax benefit for discontinued operations relates to local tax credits taken in the years indicated.

         A portion of the proceeds of the sale were used to pay off a note payable of $1.8 million.

3.       INVENTORIES (in thousands)

         Inventories consist of the following:
                                                               DECEMBER 31,
                                                           1999            1998
                                                       --------        --------
         Raw materials                                 $    710        $    580
         Work-in-process                                    646             678
         Finished goods                                     585             703
                                                       --------        --------

                                                       $  1,941        $  1,961
                                                       ========        ========

4.       REVOLVING LINE OF CREDIT

         As of December 31, 1999, the Company had a line of credit totaling $500,000, which was unused and available.

5.       COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases certain equipment and facilities under non-cancellable operating leases. Lease expense for 1999 and 1998 was approximately $240,000 and $236,000, respectively. At December 31, 1999, approximate minimum annual lease commitments were $247,000 in 2000 and 2001, $238,000 in 2002, $137,000 in 2003 and 2004, and none thereafter.

ROYALTIES

         The Company has various agreements requiring royalty payments on certain products the Company currently commercializes. Royalties range from 3% to 25% of sales of the related products. Royalty expense amounted to $62,000 and $93,000 in 1999 and 1998, respectively.

LITIGATION

         On March 10, 2000, the Company was served with a complaint filed in U.S. District Court by Agen Biomedical Ltd. claiming that Biopool infringed an Agen patent. The Company prepared and filed an answer. Management believes the complaint to be without merit and that it will have no material impact to the Company's financial position or results of operations.

6.       EQUITY

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

REPURCHASE OF COMMON STOCK

         Pursuant to the Company's stock repurchase program announced June 5, 1998, the Company repurchased a total of 253,900 and 146,100 shares of common stock on the open market during 1999 and 1998, respectively, at average purchase prices of $0.83 and $0.81 per share, respectively.

7.       STOCK OPTION PLANS

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


         Stock option activity for 1998 and 1999 was as follows:

                                     SHARES                     WEIGHTED AVERAGE
                                  OUTSTANDING     PRICE RANGE    EXERCISE PRICE
                                  -----------    ------------   ----------------

BALANCE AT JANUARY 1, 1998         1,410,821     $0.94 - 3.13         1.78

Granted                              621,693      0.63 - 2.25         1.22
Exercised                            (29,611)     0.94 - 1.44         1.27
Cancelled                           (294,652)     0.94 - 3.13         2.04
                                  ----------
BALANCE AT DECEMBER 31, 1998       1,708,251      0.63 - 2.68         1.54

Granted                              156,634      0.94 - 0.94         0.94
Exercised                                 --               --           --
Cancelled                           (599,494)     0.72 - 2.50         1.49
                                  ----------
BALANCE AT DECEMBER 31, 1999       1,265,391      0.63 - 2.68         1.49
                                  ==========

         At December 31, 1999, 672,000 shares were available for future grants under the Plans.

         The weighted average remaining contractual life of outstanding options at December 31, 1999, was 7.2 years. At December 31, 1999 and 1998, respectively, there were 773,717 and 833,718 options exercisable with weighted average exercise prices of $1.53 and $1.50.

         Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5% for 1999 and 5.5% in 1998; dividend yields of 0% for 1999 and 1998; volatility factors of the expected market price of the Company's common stock of 66% for 1999 and 61% for 1998; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.37 and $0.27 per share for stock options granted in 1999 and 1998, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income through 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. In 1999, however, the pro forma results include a full four years worth of option grants. The Company's pro forma information is as follows (in thousands except share data):


                                                        YEARS ENDED DECEMBER 31,
                                                         1999              1998
                                                      -------           -------
         Pro forma net income                         $   586           $   270

         Pro forma earnings per share
           Basic                                         0.07              0.03
           Diluted                                       0.07              0.03

         As of December 31, 1999, the Company had 110,000 warrants to purchase common stock outstanding and exercisable for prices ranging from $1.30 to $3.00 with a weighted average exercise price of $1.95 per share.

8.       SEGMENT INFORMATION

         The Company currently operates in one industry, in vitro diagnostic medical products. However, the Company has two reportable segments; Biopool International and its wholly-owned operating subsidiary, Biopool Sweden. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes. Biopool International manufactures hemostasis and drugs-of-abuse products, while Biopool Sweden primarily manufactures fibrinolytic system testing kits.

         The Company evaluates the segments and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         The consolidated financial statements include the following information for the continuing operation of Biopool International and Biopool Sweden in thousands of dollars.

                                                       Eliminations
                                  Biopool      Biopool          and     Consoli-
                            International       Sweden    Corporate       dated
--------------------------------------------------------------------------------

1999
Sales .......................    $  6,979     $  3,023     $ (1,160)    $  8,842
Less intercompany ...........        (461)        (699)       1,160         --
                                 --------     --------     --------     --------
Sales to unafilliated
    customers ...............       6,518        2,324         --          8,842

Interest revenue ............          64         --                          64
Depreciation and
    amortization ............         348          178                       526
Income from continuing
    operations ..............         177          241          (18)         400
Total assets ................       8,772        2,369         (108)      11,033
Long-lived assets ...........         783          343                     1,126
Expenditures for long-
    lived assets ............          65          188                       253
--------------------------------------------------------------------------------
1998
Sales .......................       6,273        2,822       (1,225)       7,870
Less intercompany ...........        (685)        (540)       1,225         --
                                 --------     --------     --------     --------
Sales to unaffiliated
    customers ...............       5,588        2,282         --          7,870

Depreciation and
    amortization ............         315          100                       415
Income from continuing
    operations ..............         169          281          (14)         436
Total assets ................       8,381        2,066                    10,447
Long-lived assets ...........         849          353                     1,202
Expenditures for long-
    lived assets ............         127          112                       239
--------------------------------------------------------------------------------

         Product sales to affiliates are generally priced at cost plus 30%.


         Information regarding the Company's sales by geographic locations is as follows:
                                                    1999                   1998
                                               ---------              ---------

         United States                         $   5,127              $   4,385
         Western Europe                            2,355                  2,479
         Latin America                               513                    371
         Asia/Pacific Region                         428                    341
         Other                                       419                    294
                                               ---------              ---------
              Total                            $   8,842              $   7,870
                                               =========              =========

9.       INCOME TAXES

         The  provision  for  income  taxes is  composed  of the  following  (in thousands):
                                                       YEARS ENDED DECEMBER 31,
                                                    1999                   1998
                                               ---------              ---------
         Current:
               Federal                         $      11              $     (21)
               State                                  11                     10
               Foreign                                78                     83
                                               ---------              ---------
                                                     100                     72
          Deferred                                   240                    (73)
                                               ---------              ---------
               Net expense (benefit)           $     340              $      (1)
                                               =========              =========

         The reconciliation of income tax computed at the U.S. Federal Statutory rates to the income tax provision is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    1999                   1998
                                               ---------              ---------
         Tax at U.S. statutory rate (34%)      $     252              $     148
         State income tax                             31                      7
         Permanent differences                        43                    (44)
         Foreign tax effect                          (19)                    (6)
         Other                                        33                   (106)
                                               ---------              ---------
              Net expense (benefit)            $     340              $      (1)
                                               =========              =========

         The components of the Company's deferred tax assets and liabilities at December 31, are as follows:

                                                    1999                   1998
                                               ---------              ---------
         Deferred tax assets:
              Net operating loss carry-
                 forwards                      $     224              $     474
              Valuation reserve                       51                      9
              Other                                   88                     74
                                                ---------             ---------
                                                     363                    557
         Deferred tax liabilities:
              Foreign                               (122)                  (108)
                                                ---------             ---------
         Deferred taxes, net benefit           $     241              $     449
                                               =========              =========

         Our effective tax rate for 1999 was 46%. The difference between our effective tax rate for 1999 and the 34% federal statutory tax rate was primarily due to the effects of state and foreign income taxes, non- deductible goodwill amortization as well as the taxable dividend treatment of the transfer of certain assets from our former Canadian operations, the effect of which is included in "Other" above. Our 1998 income tax benefit primarily represents state franchise and foreign government income tax expense, which was offset by the estimated future benefit of deferred taxes generated during 1998, and a decrease in deferred taxes payable, which resulted from changes in the Company's estimates as to certain tax liabilities.

         Biopool Sweden files separate income tax returns in Sweden. At December 31, 1999, the Company had available net operating loss carryforwards of approximately $657,000 in the United States. The United States carryforwards expire in varying amounts through 2010. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

         The  pretax  income  of  the   Company's   foreign   subsidiaries   was
approximately $327,000 and $268,000 at December 31, 1999 and 1998, respectively.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $927,000 at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

10.      RETIREMENT PLAN

         The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 12% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributions are offset by forfeitures of unvested balances for terminated employees. The net Company contributions were $33,000 and $11,000 in 1999 and 1998, respectively.

11.      RESTRUCTURING CHARGES

         In December 1997, the Company announced the restructuring of its operations by closing its facilities in Canada and consolidating the operations of its subsidiary, Biopool Canada, with its operations conducted at the Company's facilities in Ventura, California. During 1998, the Company incurred $144,000 relating to transition costs and made cash payments of $340,000 ($106,000 for termination benefits) and disposal of $113,000 in assets. At December 31, 1998, the remaining restructuring liability of $33,000 related to lease termination costs. During 1999, the Company made cash payments of $33,000 and no further amounts were incurred in connection with the closure of its facilities in Canada.