Form 10QSB
period 2000-03-31
BIOPOOL INTERNATIONAL INC
filed 2000-05-15
CIK 830736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                         ------------------------------

                         COMMISSION FILE NUMBER 0-17714

                         ------------------------------

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


                 -----------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  /X/      NO  / /


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Outstanding at March 31, 2000, Common Stock, $.01 par value per share, 8,319,951 shares.

================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31,     DECEMBER 31,
                                                        2000           1999
                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
  Cash .........................................   $      2,567    $      2,749
  Accounts receivable, net .....................          1,925           1,770
  Inventories ..................................          2,078           1,941
  Prepaid expenses and other current assets ....            262             198
  Deferred tax benefits ........................            109             109
  Net assets of discontinued operations ........          2,064           2,256
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS ...........................          9,005           9,023

PROPERTY AND EQUIPMENT .........................          3,589           3,553
  Less accumulated depreciation ................         (2,509)         (2,427)
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ....................          1,080           1,126

OTHER ASSETS ...................................          1,040             884
--------------------------------------------------------------------------------

TOTAL ASSETS ...................................   $     11,125    $     11,033
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Total current liabilities ......................   $        970    $      1,077

DEFERRED TAX LIABILITY .........................            126             122

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000
    shares  authorized;  8,319,951 and
    8,286,986 shares issued and outstanding
    in 2000 and 1999, respectively .............             83              83
  Other stockholders' equity ...................          9,946           9,751
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY .....................         10,029           9,834
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $     11,125    $     11,033
================================================================================

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                                2000           1999
--------------------------------------------------------------------------------
                                            (in thousands except per share data)

SALES .............................................       $ 2,409        $ 2,123
Cost of sales .....................................         1,162          1,048
--------------------------------------------------------------------------------

GROSS PROFIT ......................................         1,247          1,075

Operating expenses:
  Selling, general and administrative .............           886            602
  Research and development ........................            81             98
Other (income) expenses, net ......................           (35)            47
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ....................................           315            328
Income tax expense ................................           115            127
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS .................           200            201

DISCONTINUED OPERATIONS NET OF INCOME
  TAX EFFECT ......................................          --             --
--------------------------------------------------------------------------------

NET INCOME ........................................       $   200        $   201
================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic ...........................................         8,294          8,541
  Effect of dilutive shares .......................            42             25
                                                          ----------------------

  Diluted .........................................         8,336          8,566
                                                          ======================

BASIC AND DILUTED EARNINGS PER SHARE
  Continuing operations ...........................       $  0.02        $  0.02
  Discontinued operations .........................          --             --
                                                          ----------------------

  Net income ......................................       $  0.02        $  0.02
                                                          ======================

See accompanying notes to consolidated financial statements.



                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                               2000           1999
--------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES .............................         $(310)         $ 291

INVESTING ACTIVITIES .............................           (59)           (19)

FINANCING ACTIVITIES .............................            28           (142)

DISCONTINUED OPERATIONS ..........................           192           --

EFFECT OF EXCHANGE RATES .........................           (33)           (46)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH ..................         $(182)         $  84
================================================================================

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, is not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Financial information presented to the notes to the consolidated financial statements excludes discontinued operations except where noted.


2.   INVENTORIES                                    March 31,       December 31,
                                                         2000               1999
                                                    ----------------------------
                                                             (in thousands)
Raw materials ............................             $  695             $  710
Work in process ..........................                654                646
Finished products ........................                729                585
                                                       ------             ------
                                                       $2,078             $1,941
                                                       ======             ======

3.   EARNINGS PER SHARE

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method.

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive income was $167,000 and $155,000 for the three months ended March 31, 2000 and 1999, respectively.

5.   RECLASSIFICATION

Certain data in the prior year consolidated financial statements have been reclassified to conform to the 2000 presentation. The prior year consolidated financial statements have been restated to reflect ongoing operations and, accordingly, financial information presented in the notes to the consolidated financial statements excludes discontinued operations, except where noted.

6.   SEGMENT INFORMATION

The Company  currently  operates in one industry,  in vitro  diagnostic  medical products. However, the Company has two reportable segments; Biopool International and its wholly-owned operating subsidiary, Biopool Sweden. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes. Biopool International manufactures hemostasis and drugs-of-abuse products, and Biopool Sweden primarily manufactures fibrinolytic system testing kits.

The Company evaluates the segments and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the 1999 Form 10-KSB, "Summary of significant accounting policies."

The consolidated financial statements include the following information for the continuing operation of Biopool International and Biopool Sweden in thousands of dollars.

                                                              INTER-
                                     BIOPOOL                 COMPANY
                                      INTER-     BIOPOOL    ELIMINA-    CONSOLI-
                                    NATIONAL      SWEDEN       TIONS       DATED
--------------------------------------------------------------------------------
                                                      (in thousands)

THREE MONTHS ENDED MARCH 31, 2000

Sales ...........................    $ 1,852     $   951     $  (394)    $ 2,409
Less intercompany ...............       (158)       (236)        394        --
                                     -------     -------     -------     -------
Sales to unafilliated
  customers .....................      1,694         715        --         2,409

Pre-tax income from
  continuing operations .........         91         224                     315

Total assets ....................      8,814       2,444        (133)     11,125
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999

Sales ...........................      1,615         781        (273)      2,123
Less intercompany ...............       (100)       (173)        273        --
                                      ------      ------      ------      ------
Sales to unaffiliated
  customers .....................      1,515         608        --         2,123

Pre-tax income from
  continuing operations .........        274          54                     328

Total assets ....................      9,029       2,046         (42)     11,033
--------------------------------------------------------------------------------

7.   DISCONTINUED OPERATIONS

On April 30, 1999, the Company consummated the sale of certain business assets of the Blood Group Serology Division (BCA) for $4.45 million in cash. BCA ceased operations to the Company's benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer. At March 31, 2000, net assets of discontinued operations consisted of BCA property and plant amounting to $2.1 million. The property and plant are currently in escrow, which is expected to close by June 1, 2000.


                                                              THREE MONTHS ENDED
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------
                                                                 (in thousands)

Sales as previously reported ................................             $3,907
     LESS BCA SALES .........................................              1,784
--------------------------------------------------------------------------------

As reported September 30, 1999 ..............................             $2,123
================================================================================

8.   LITIGATION

On March 10, 2000, the Company was served with a complaint filed in U.S. District Court by Agen Biomedical Ltd. claiming that Biopool infringed an Agen patent. The Company prepared and filed an answer. Management believes the complaint to be without merit and that it will have no material impact to the Company's financial position or results of operations.

9.   SUBSEQUENT EVENT

On May 4, 2000, the Company and Xtrana, Inc., jointly announced that they entered into a definitive Agreement and Plan of Reorganization to merge. Pursuant to the Merger Agreement, Xtrana will be merged with and into Biopool, with Biopool surviving and the separate existence of Xtrana ceasing. Upon consummation of the Merger, Biopool will issue 9,369,461 shares of common stock in exchange for all outstanding common and preferred stock of Xtrana. As a result, immediately following the Merger, the former Xtrana stockholders will hold approximately 50% and Biopool stockholders will hold approximately 50% of the outstanding shares of capital stock of the surviving corporation. Of these shares, 1,873,892 shares will be issued and placed in an escrow account, and may be canceled if Xtrana suffers any liabilities under the indemnification provisions of the Merger Agreement or if Xtrana fails to meet the gross revenue targets agreed to in the Merger Agreement. In the future, we may have to issue additional shares of common stock to Xtrana stockholders if we suffer any liability under the indemnification provisions set for the in the Merger Agreement or if Xtrana meets certain gross revenue targets agreed to in the Merger Agreement.

Biopool will be the surviving corporation in the merger, and at the effective time of the merger Xtrana will cease to exist as a separate corporate entity. The Certificate of Incorporation and Bylaws of Biopool will be the certificate of incorporation and bylaws of the combined corporation. Pursuant to the Merger Agreement, John H. Wheeler, the Chief Executive Officer of Xtrana, will be the Chief Executive Officer of the surviving corporation. After the effective time of the Merger, the board of directors of the surviving corporation will consist of seven members. Initially, Biopool and Xtrana will each have the right to designate three directors, and together they will select one additional mutually agreeable director.

Xtrana was incorporated in Delaware in 1998. Xtrana, based in Denver, Colorado, has developed new proprietary nucleic acid (DNA/RNA) testing technology, which it plans to commercialize. Potential markets for this testing technology include the detection of food and environmental contamination, forensics and paternity identity testing, infectious human disease testing including bacterial warfare, and research and other clinical applications.

The affirmative vote a majority of all outstanding shares of Biopool common stock entitled to vote is required to approve the Merger and the Merger Agreement. Biopool has filed a preliminary proxy statement with the Securities and Exchange Commission, and will be noticing its Annual Stockholders Meeting, which will include as an agenda item the approval of the proposed merger with Xtrana, and distributing to its stockholders a definitive proxy statement shortly. The meeting is expected to be held in the third quarter of this year.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SALE OF BLOOD GROUP SEROLOGY DIVISION

On April 30, 1999, we consummated the sale of certain business assets of our BCA Division for $4.45 million in cash.

BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations. The sale of BCA reduced the Company's sales by approximately 50%; however, the impact on pretax income was negligible.

PROPOSED MERGER WITH XTRANA, INC.

On May 4, 2000, we signed a definitive agreement to merge with Xtrana, Inc. The merger is subject to stockholder approval, which will be solicited in connection with our Annual Meeting of Stockholders, currently scheduled for sometime in the third quarter of this year. Xtrana was incorporated in Delaware in 1998. Xtrana, based in Denver, Colorado, has developed new proprietary nucleic acid (DNA/RNA) testing technology, which it plans to commercialize. Potential markets for this testing technology include the detection of food and environmental contamination, forensics and paternity identity testing, infectious human disease testing including bacterial warfare, and research and other clinical applications.

Certain one-time costs associated with this merger will be reported during the first three quarters of 2000. Once the merger is consummated, we anticipate growth in revenues, as well as a corresponding increase in related expenses, especially research and development costs and amortization of purchased intangible assets. We anticipate this merger will have a material negative near-term impact on net income, but the specific magnitude is unknown at this time. We will also experience reduced earnings per share in the near-term as a result of the issuance of 9,369,461 shares of Biopool Common Stock related to the merger.

RESULTS OF OPERATIONS

Sales were $2.4 million for the three-month period ended March 31, 2000, compared with $2.1 million for the corresponding period of 1999, representing a 13% increase. This increase was the direct result of a renewed emphasis on marketing our core hemostasis products.

Cost of goods sold were $1,162,000 for the quarter ended March 31, 2000, compared with $1,048,000 for the same period in 1999. The cost of sales as a percentage of revenues was 48% in 2000 versus 49% in 1999.

Selling, general and administrative ("SG&A") expenses were $886,000 for the quarter ended March 31, 2000, compared with $602,000 for the same period of 1999. This increase was primarily the result of increased sales and marketing efforts to improve domestic sales and certain one-time professional fees.

The 2000 Other income relates to interest income and favorable foreign exchange transactions. The 1999 Other expenses primarily related to costs incurred to move our Swedish operations (Biopool Sweden) into larger facilities.

Discontinued operations reflect no activity in 2000 and breakeven results in 1999.

FINANCIAL CONDITION

As of March 31, 2000,  working  capital was $8 million,  with a current ratio of
9.3 to 1.0. Net assets of discontinued operations, equal to $2.1 million, representing the BCA property, plant, and equipment, are stated at the estimated net realizable value and are expected to close escrow by June 1, 2000.

Our current availability of cash, unused line of credit, working capital, cash flow from operations, and the pending sale of BCA assets are adequate to meet our ongoing hemostasis needs for at least the next twelve months. However, we may seek additional financing later this year to fully support the Xtrana activities. We will investigate and pursue financing options during the second quarter in anticipation of the merger.

Upon consummation of the Xtrana merger, we will issue 9,369,461 shares of Biopool Common Stock to the Xtrana stockholders. This issuance will have a dilutive affect on earnings per share in the near term.

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


PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits - None

           (b)     Reports on Form 8-K.
                   1.     Form 8-K dated April 3, 2000.
                          Item 5 - Other Events: Press Release, Complaint Alleging Patent Infringement Filed Against Biopool International

                           BIOPOOL INTERNATIONAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      MAY 12, 2000                  BIOPOOL INTERNATIONAL, INC.
       ----------------------            ---------------------------
                                         (Registrant)





                                         /S/ MICHAEL D. BICK, PH.D.
                                         --------------------------
                                         Michael D. Bick, Ph.D.
                                         President, Chief Executive Officer and
                                         Chairman of the Board





                                         /S/ ROBERT K. FOOTE
                                         --------------------------
                                         Robert K. Foote
                                         Chief Financial Officer and
                                         Corporate Secretary