Form 10QSB
period 2000-06-30
BIOPOOL INTERNATIONAL INC
filed 2000-08-14
CIK 830736

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

                       For the quarter ended June 30, 2000



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



Outstanding at June 30, 2000, Common Stock, $.01 par value per share, 8,319,951 shares.
================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                    DECEMBER 31,
                                                  JUNE 30, 2000            1999
--------------------------------------------------------------------------------
                                                (in thousands except share data)

ASSETS

CURRENT ASSETS
  Cash .........................................       $  4,140        $  2,749
  Accounts receivable, net .....................          1,954           1,770
  Inventories ..................................          2,209           1,941
  Prepaid expenses and other current assets ....            267             198
  Deferred tax benefits ........................            109             109
  Note receivable from Xtrana...................          1,000            --
  Net assets of discontinued operations ........           --             2,256
                                                       --------        --------
TOTAL CURRENT ASSETS ...........................          9,679           9,023

PROPERTY AND EQUIPMENT .........................          3,603           3,553
  Less accumulated depreciation ................         (2,594)         (2,427)
                                                       --------        --------
PROPERTY AND EQUIPMENT, NET ....................          1,009           1,126

OTHER ASSETS ...................................          1,182             884
                                                       --------        --------
TOTAL ASSETS ...................................       $ 11,870        $ 11,033
                                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ......................       $  1,184        $  1,077

DEFERRED TAX LIABILITY .........................            126             122

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 8,319,951 and
    8,286,986 shares issued and outstanding
    in 2000 and 1999, respectively .............             83              83
  Other stockholders' equity ...................         10,477           9,751
                                                       --------        --------
TOTAL STOCKHOLDERS' EQUITY .....................         10,560           9,834
                                                       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....       $ 11,870        $ 11,033
                                                       ========        ========

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                       THREE MONTHS ENDING     SIX MONTHS ENDING
                                               JUNE 30,              JUNE 30,
                                           2000       1999       2000       1999
--------------------------------------------------------------------------------
                                            (in thousands except per share data)

SALES ...............................   $ 2,834    $ 2,368    $ 5,243    $ 4,492
Cost of sales .......................     1,276      1,244      2,438      2,292
                                        -------    -------    -------    -------
GROSS PROFIT ........................     1,558      1,124      2,805      2,200

Operating expenses:
  Selling, general, administrative ..       897        803      1,783      1,475
  Research and development ..........       127         94        208        193
Other (income) expenses, net ........       (38)        17        (73)        64
                                        -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ......................       572        210        887        468
Income tax expense ..................       183         82        298        190
                                        -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS ...       389        128        589        278

DISCONTINUED OPERATIONS NET OF
  INCOME TAX EFFECT:
    Income (loss) from operations ...      --          (28)      --           23
    Gain on disposal of net assets ..      --          199       --          199
                                        -------    -------    -------    -------
NET INCOME ..........................   $   389    $   299    $   589    $   500
                                        =======    =======    =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ...........................     8,320      8,387      8,307      8,463
    Effect of dilutive shares .......        26         24         34         25
                                        -------    -------    -------    -------
     Diluted ........................     8,346      8,411      8,341      8,488
                                        =======    =======    =======    =======

BASIC AND DILUTED EARNINGS PER SHARE
     Continuing operations ..........   $  0.05    $  0.02    $  0.07    $  0.03
     Discontinued operations ........      --         0.02       --         0.03
                                        -------    -------    -------    -------
     Net income .....................   $  0.05    $  0.04    $  0.07    $  0.06
                                        =======    =======    =======    =======

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      SIX MONTHS ENDING JUNE 30,
                                                         2000              1999
--------------------------------------------------------------------------------
                                                             (in thousands)

OPERATING ACTIVITIES .......................          $    95           $   934

INVESTING ACTIVITIES .......................            2,159               869

FINANCING ACTIVITIES .......................             (800)             (212)

EFFECT OF EXCHANGE RATES ...................              (63)              (85)
                                                      -------           -------
NET INCREASE (DECREASE) IN CASH ............          $ 1,391           $ 1,506
                                                      =======           =======

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Financial information presented to the notes to the consolidated financial statements excludes discontinued operations except where noted.


2.   INVENTORIES
                                                     JUNE 30,       DECEMBER 31,
                                                        2000               1999
                                                     ---------------------------
                                                             (in thousands)
Raw materials ..........................              $  776              $  710
Work in process ........................                 636                 646
Finished products ......................                 797                 585
                                                      ------              ------
                                                      $2,209              $1,941

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

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income was $526,000 and $415,000 for the six months ended June 30, 2000 and 1999, respectively.

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

                                                               INTER-
                                        BIOPOOL               COMPANY
                                         INTER-    BIOPOOL   ELIMINA-   CONSOLI-
                                       NATIONAL     SWEDEN      TIONS      DATED
--------------------------------------------------------------------------------
                                                     (in thousands)

SIX MONTHS ENDED JUNE 30, 2000

Sales ...............................   $ 4,126    $ 1,777    $  (660)   $ 5,243
Less intercompany ...................      (281)      (379)       660       --
                                        -------    -------    -------    -------

Sales to unafilliated customers .....     3,845      1,398       --        5,243

Pre-tax income from continuing
  operations ........................       437        450       --          887

Total assets as of June 30, 2000 ....     9,511      2,482       (123)    11,870
--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999

Sales ...............................     3,497      1,571       (576)     4,492
Less intercompany ...................      (215)      (361)       576       --
                                        -------    -------    -------    -------

Sales to unaffiliated customers .....     3,282      1,210       --        4,492

Pre-tax income from continuing
  operations ........................       323        145       --          468

Total assets as of December 31, 1999      8,772      2,369       (108)    11,033
--------------------------------------------------------------------------------


7.   DISCONTINUED OPERATIONS

On April 30, 1999, we consummated the sale of certain business assets of our BCA Division for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations. The sale of BCA reduced the Company's sales by approximately 50%; however, the impact on pretax income was negligible. The BCA facilities were sold during the second quarter for $2 million, equal to the net realizable value as carried on the books.

8.   LITIGATION

On March 10, 2000, the Company was served with a complaint filed in U.S. District Court by Agen Biomedical Ltd. claiming that Biopool infringed an Agen patent. The Company prepared and filed an answer. Management believes the complaint to be without merit and that it will have no material impact to the Company's financial position or results of operations.

9.   SUBSEQUENT EVENT - MERGER WITH XTRANA, INC.

Effective August 10, 2000, Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000. The Company issued 9,369,461 shares of the Company's common stock in exchange for all the outstanding capital stock of Xtrana. The former stockholders of Xtrana now hold approximately 50% of the outstanding stock of the Company, on a fully diluted basis.

During the second quarter of 2000, we loaned Xtrana $1 million for general operating purposes. We also incurred costs of $327,000 related to the Xtrana merger, consisting primarily of brokerage and legal fees. $160,000 of these capitalized costs were incurred by the issuance of restricted warrants to purchase 275,000 shares of the Company's Common Stock. A warrant for 225,000 shares of Common Stock with an imputed value of $116,000 was issued to Price Paschall, a Company director, for brokerage services rendered in connection with the Xtrana merger. The other 50,000 warrants valued at $44,000 were issued to the Company's legal counsel for services rendered in connection with the merger. These fees were considered by management to be reasonable and fair.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SALE OF BLOOD GROUP SEROLOGY DIVISION

On April 30, 1999, we consummated the sale of certain business assets of our BCA Division for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations. The sale of BCA reduced the Company's sales by approximately 50%; however, the impact on pretax income was negligible. The BCA facilities were sold during the second quarter for $2 million equal to the net realizable value as carried on the books.

MERGER WITH XTRANA, INC.

On August 10, 2000, stockholders approved the merger with Xtrana, Inc. Xtrana was incorporated in Delaware in 1998. Xtrana, based in Denver, Colorado, has developed new proprietary nucleic acid (DNA/RNA) testing technology, which it plans to commercialize. Potential markets for this testing technology include the detection of food and environmental contamination, forensics and paternity identity testing, infectious human disease testing including bacterial warfare, and research and other clinical applications.

In accordance with the definitive agreement dated May 4, 2000, we loaned Xtrana $1,000,000 for general operating purposes. Certain one-time costs associated with this merger will be reported during the first three quarters of 2000, most of which will be capitalized. We anticipate growth in revenues, as well as a corresponding increase in related expenses, especially research and development costs, amortization of purchased intangible assets, and sales and marketing expenses. We anticipate this merger will have a material negative near-term impact on net income, but the specific magnitude is unknown at this time. We will also experience reduced earnings per share in the near-term as a result of the issuance of 9,369,461 shares of and 275,000 warrants to purchase Biopool Common Stock related to the merger.

RESULTS OF OPERATIONS

Sales were $2.8 million for the three-month period and $5.2 million for the six-month period ended June 30, 2000, compared with $2.4 million and $4.5 million for the corresponding periods of 1999. The 2000 sales represent increases of 20% and 17%, respectively, over the 1999 periods. These increases were the direct result of a renewed emphasis on marketing our core hemostasis products.

Cost of goods sold was $1.3 million for the three months and $2.5 million for the six months ended June 30, 2000, compared with $1.2 million and $2.3 million for the same periods in 1999. The year-to-date cost of sales as a percentage of revenues was 47% in 2000 versus 51% in 1999. This 4% improvement is due to a variety of factors, including a 5% price increase implemented during the first half of 2000 on certain products and some economies of scale. We anticipate continued improvement over 1999 margin percentages, but not necessarily at the same level experienced year-to-date.

Selling, general and administrative ("SG&A") expenses were $897,000 and $1,783,000 for the three months and six months ended June 30, 2000, compared with $803,000 and $1,475,000 for the same periods of 1999. These increases were primarily the result of increased sales and marketing efforts to improve domestic sales and certain one-time professional fees. We anticipate continued higher levels of SG&A spending for the foreseeable future.

The 2000 Other income relates to interest income and favorable foreign exchange transactions. The 1999 Other expenses primarily related to costs incurred to move our Swedish operations (Biopool Sweden) into larger facilities.

The 1999 Gain on Sale of discontinued operations reflect the sale of inventory and receivables in the second quarter of 1999 and the anticipated sale of the facilities, which occurred in the second quarter of 2000.

FINANCIAL CONDITION

As of June 30, 2000,  working capital was $8.5 million,  with a current ratio of
8.2 to 1.0. In May 2000, we sold the BCA facilities for $2 million cash and loaned Xtrana $1 million for general operating purposes. We have a $2 million revolving credit facility that is unused and available.

During the second quarter of 2000, we incurred costs of $327,000 related to the Xtrana merger, consisting primarily of brokerage and legal fees. $160,000 of these capitalized costs were incurred by the issuance of restricted warrants to purchase 275,000 shares of the Company's Common Stock. A warrant for 225,000 shares of Common Stock with an imputed value of $116,000 was issued to Price Paschall, a Company director, for brokerage services rendered in connection with the Xtrana merger. The other 50,000 warrants valued at $44,000 were issued to the Company's legal counsel for services rendered in connection with the merger. These fees were considered by management to be reasonable and fair.

Our current availability of cash, unused line of credit, working capital, and cash flow from operations are adequate to meet our ongoing hemostasis needs for at least the next twelve months. However, we will investigate and pursue additional financing options in the near term to fully support the Xtrana activities.

We issued 9,369,461 shares of Biopool Common Stock to the Xtrana stockholders on August 10, 2000. This issuance will have a dilutive effect on earnings per share in the near term.

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

          (a) The Registrant's Annual Meeting of Stockholders was held August 10, 2000.

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

          (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

               1.   The election of Michael D. Bick, Ph.D., as a director:

                    7,812,956 votes for; 95,600 votes against; 0 votes withheld; 0 abstentions, 411,395 non-votes.

               2.   The election of Douglas L. Ayer as a director:

                    7,738,256  votes  for;   170,300  votes  against;   0  votes
                    withheld; 0 abstentions, 411,395 non-votes.

               3.   The election of N. Price Paschall as a director:

                    7,742,256  votes  for;   166,300  votes  against;   0  votes
                    withheld; 0 abstentions, 411,395 non-votes.

               4.   The election of James H. Chamberlain, as a director:

                    7,743,756  votes  for;   164,800  votes  against;   0  votes
                    withheld; 0 abstentions, 411,395 non-votes.

               5. Ratification of the appointment of Ernst & Young LLP as the independent public accountants of the Company:

                    7,866,106 votes for; 14,700 votes against; 0 votes withheld; 27,750 abstentions, 411,395 non-votes.

               6. Approval of the proposed merger of Xtrana, Inc. with the Company pursuant to the terms of the Merger Agreement between the Company and Xtrana, Inc.:

                    5,339,623  votes  for;   140,550  votes  against;   0  votes
                    withheld; 16,589 abstentions, 2,823,189 non-votes.

               7. Ratification of the adoption of the Biopool International, Inc. 2000 Stock Incentive Plan:

                    4,957,168  votes  for;   435,050  votes  against;   0  votes
                    withheld; 104,544 abstentions, 2,823,189 non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits - None

          (b)     Reports on Form 8-K - None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     AUGUST 14, 2000                            BIOPOOL INTERNATIONAL, INC.
       --------------------                          ---------------------------
                                                             (Registrant)





                                                     /S/ MICHAEL D. BICK, PH.D.
                                                     --------------------------
                                                     Michael D. Bick, Ph.D.
                                                     Chairman of the Board




                                                     /S/ ROBERT K. FOOTE
                                                     Robert K. Foote
                                                     Chief Financial Officer and
                                                     Corporate Secretary