Form 10QSB
period 2000-09-30
BIOPOOL INTERNATIONAL INC
filed 2000-11-14
CIK 830736

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

                For the quarterly period ended September 30, 2000

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

                                YES  X      NO
                                    ---        ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Outstanding at September 30, 2000, Common Stock, $.01 par value per share, 17,149,412 shares.
================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                             2000          1999
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
  Cash .............................................     $  4,238      $  2,749
  Accounts receivable, net .........................        1,803         1,770
  Inventories ......................................        2,125         1,941
  Prepaid expenses and other
    current assets .................................          187           198
  Deferred tax benefits ............................          109           109
  Net assets of discontinued
    operations .....................................         --           2,256
                                                         --------      --------
TOTAL CURRENT ASSETS ...............................        8,462         9,023

PROPERTY AND EQUIPMENT .............................        3,648         3,553
  Less accumulated depreciation ....................       (2,617)       (2,427)
                                                         --------      --------
PROPERTY AND EQUIPMENT, NET ........................        1,031         1,126

Deferred tax benefits, non current .................          682          --
Goodwill, net of accumulated
  amortization of $420 and $310
  in 2000 and 1999, respectively ...................        9,689           481

OTHER ASSETS .......................................          287           403
                                                         --------      --------
TOTAL ASSETS .......................................     $ 20,151      $ 11,033
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ..........................     $  1,266      $  1,077

DEFERRED TAX LIABILITY .............................          126           122

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    17,149,412 and 8,286,986 shares
    issued and outstanding in 2000
    and 1998, respectively .........................          162            83
  Other stockholders' equity .......................       18,597         9,751
                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY .........................       18,759         9,834
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 20,151      $ 11,033
                                                         ========      ========


See accompanying notes to consolidated financial statements.

                                       2


                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        THREE MONTHS ENDING   NINE MONTHS ENDING
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         2000        1999       2000        1999
--------------------------------------------------------------------------------
                                         (in thousands except per share data)

SALES ............................   $  2,446    $  1,984   $  7,688    $  6,476
Cost of sales ....................      1,429         962      3,874       3,254
                                     --------    --------   --------    --------
GROSS PROFIT .....................      1,017       1,022      3,814       3,222

Operating expenses:
  Selling, general, administrative      1,015         795      2,817       2,247
  Research and development .......        169          48        325         241
  Goodwill amortization ..........         83          12        119          35
  OTHER (INCOME) EXPENSES, NET ...        (64)         49       (141)        113
                                     --------    --------   --------    --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES .       (186)        118        694         586
INCOME TAX EXPENSE ...............        (33)         41        265         231
                                     --------    --------   --------    --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS .....................       (153)         77        429         355

DISCONTINUED OPERATIONS NET OF
  INCOME TAX EFFECT:
  Income (loss) from operations ..       --          --         --            23
  Gain on disposal of net assets .       --          --         --           199
                                     --------    --------   --------    --------
NET INCOME (LOSS) ................   $   (153)   $     77   $    429    $    577
                                     ========    ========   ========    ========
WEIGHTED AVERAGE SHARES
  OUTSTANDING
Basic ............................     12,639       8,287      9,622       8,404
Effect of dilutive shares ........        449          21        154          23
                                     --------    --------   --------    --------
Diluted ..........................     13,088       8,308      9,776       8,427
                                     ========    ========   ========    ========

BASIC AND DILUTED EARNINGS
  PER SHARE
Continuing operations ............   $  (0.01)   $   0.01   $   0.04    $   0.04
Discontinued operations ..........       --          --         --          0.03
                                     --------    --------   --------    --------
Net income .......................   $  (0.01)   $   0.01   $   0.04    $   0.07
                                     ========    ========   ========    ========


See accompanying notes to consolidated financial statements.

                                       3


                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          NINE MONTHS ENDING
                                                             SEPTEMBER 30,
                                                          2000             1999
--------------------------------------------------------------------------------
                                                             (in thousands)

OPERATING ACTIVITIES .........................         $   295          $ 1,271

INVESTING ACTIVITIES .........................           1,255              837

FINANCING ACTIVITIES .........................             200             (212)

EFFECT OF EXCHANGE RATES .....................            (261)             (28)
                                                       -------          -------
NET INCREASE (DECREASE) IN CASH ..............         $ 1,489          $ 1,868
                                                       =======          =======


See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Financial information presented to the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.       INVENTORIES                       SEPTEMBER 30,            DECEMBER 31,
                                                   2000                    1999
                                           -------------------------------------
                                                         (in thousands)
         Raw materials .................        $   819                 $   710
         Work in process ...............            693                     646
         Finished products .............            613                     585
                                                -------                 -------
                                                $ 2,125                 $ 1,941
                                                =======                 =======

3.       EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method.

4.       COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income was $168,000 and $549,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

6.       SEGMENT INFORMATION

The Company currently operates in two industries, in vitro diagnostic medical products and nucleic acid (DNA/RNA) testing. Within the in vitro diagnostic medical products industry, the Company has two reportable segments, Biopool International and its wholly owned operating subsidiary, Biopool Sweden. These two segments each manufacture and sell distinct products with different production processes. Biopool International manufactures hemostasis products, and Biopool Sweden primarily manufactures fibrinolytic system testing kits. The nucleic acid (DNA/RNA) testing segment is operated under the Xtrana name and was acquired by the Company on August 10, 2000, as described in Footnote 9, "Merger with Xtrana, Inc."

The Company evaluates the segments and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the 1999 Form 10-KSB, "Summary of significant accounting policies."

The consolidated financial statements include the following information for the continuing operation of Biopool International, Biopool Sweden, and Xtrana in thousands of dollars.

                                                              INTER-
                                                             COMPANY
                            BIOPOOL    BIOPOOL               ELIMIN-    CONSOLI-
                      INTERNATIONAL     SWEDEN     XTRANA     ATIONS       DATED
--------------------------------------------------------------------------------
                                              (in thousands)
NINE MONTHS ENDED
  SEPTEMBER 30, 2000

Sales .................     $ 6,100    $ 2,487    $    45    $  (943)   $ 7,688
Less intercompany .....        (399)      (544)       --         943       --
                            -------    -------    -------    -------    -------
Sales to unafilliated
  customers ...........       5,701      1,943         45       --        7,688

Pre-tax income from
  continuing operations         401        581       (288)      --          694

Total assets as of
  September 30, 2000 ..       8,864      2,392     10,054     (1,159)    20,151
--------------------------------------------------------------------------------
NINE MONTHS ENDED
  SEPTEMBER 30, 1999

Sales .................       5,107      2,263       --         (894)     6,467
Less intercompany .....        (333)      (561)      --          894       --
                            -------    -------    -------    -------    -------
Sales to unaffiliated
  customers ...........       4,774      1,702       --         --        6,467

Pre-tax income from
  continuing operations         367        219       --         --          586

Total assets as of
  December 31, 1999 ...       8,772      2,369       --         (108)    11,033
--------------------------------------------------------------------------------

7.       DISCONTINUED OPERATIONS

On April 30, 1999, we consummated the sale of certain business assets of our BCA Division for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing operations. The sale of BCA reduced the Company's sales by approximately 50%; however, the impact on pretax income was negligible. The BCA facilities were sold during the second quarter of 2000 for $2 million, equal to the net realizable value as carried on the books.

8.       LITIGATION

On March 10, 2000, the Company was served with a complaint filed in U.S. District Court by Agen Biomedical Ltd. claiming that Biopool infringed an Agen patent. The Company prepared and filed an answer. Management believes the complaint to be without merit and that it will have no material impact to the Company's financial position or results of operations.

9.       MERGER WITH XTRANA, INC.

Effective August 10, 2000, Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 9,369,461 shares of the Company's common stock in exchange for all the outstanding capital stock of Xtrana, 936,946 shares of which are held in escrow subject to the achievement of certain sales objectives for the Xtrana business. The former stockholders of Xtrana now hold approximately 50% of the outstanding stock of the Company, on a fully diluted basis.

During the second quarter of 2000, we loaned Xtrana $1 million for general operating purposes. In the second and third quarters of 2000, we incurred costs of $913,600 related to the Xtrana merger, consisting primarily of brokerage and legal fees. $586,600 of these capitalized costs were incurred by the issuance of warrants to purchase 815,000 shares of the Company's Common Stock. A warrant for 225,000 shares of Common Stock with an imputed fair value of $116,000 was issued to Price Paschall, a Company director, for brokerage services rendered in connection with the Xtrana merger, and a warrant for 540,000 shares of Common Stock with an imputed fair value of $426,600 was issued to Claremont York Capital for brokerage services rendered in connection with the Xtrana merger. The other 50,000 warrants, fair valued at $44,000, were issued to the Company's legal counsel for services rendered in connection with the merger. These fees were considered by management to be reasonable and fair.

The pro  forma  unaudited  results  of  operations  for the  nine  months  ended
September 30, 2000 and 1999, assuming the consummation of the merger as of January 1 of each period, are as follows:


         NINE MONTHS ENDED SEPTEMBER 30                2000           1999
         ------------------------------            --------       --------
         Sales ...............................     $  8,394       $  7,030

         Net income from continuing operations         (799)          (597)

         Net income ..........................     $   (799)      $   (375)

         Weighted average shares outstanding
           Basic .............................       17,140         17,233
           Effect of dilutive shares .........          154             23
                                                    -------       --------
           Diluted ...........................       17,294         17,256

         Basic and diluted earnings per share
           Continuing operations .............     $  (0.05)      $  (0.03)
           Discontinued operations ...........         --             0.01
                                                    -------       --------
           Net income ........................     $  (0.05)      $  (0.02)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Founded in 1987, Biopool International develops, manufactures, and markets a full range of test kits to assess and diagnose disorders of blood coagulation, thrombotic risk factors, fibrinolysis, platelet function, and the vascular system, as well as specialty toxicology controls used to monitor and measure the presence of drugs of abuse. Effective with our merger with Xtrana, the Company also develops nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

MERGER WITH XTRANA, INC.

On August 10, 2000, stockholders approved the merger with Xtrana, Inc. Xtrana was incorporated in Delaware in 1997. Xtrana, based in Denver, Colorado, has developed new proprietary nucleic acid (DNA/RNA) testing technology, which it plans to commercialize. Potential markets for this testing technology include the detection of food and environmental contamination, forensics and paternity identity testing, infectious human disease testing including bacterial warfare, and research and other clinical applications. In connection with the merger, we issued 9,369,461 shares of common stock, 936,946 shares of which are held in escrow subject to the achievement of certain sales objectives for the Xtrana business as described in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended on October 24, 2000. We recognized $913,600 in costs associated with the merger, all of which were capitalized as of August 10, 2000.

SALE OF BLOOD GROUP SEROLOGY DIVISION

On April 30, 1999, we consummated the sale of certain business assets of BCA for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Consolidated Statements of Operations have been restated to reflect ongoing operations. The sale of BCA will reduce the Company's future sales by approximately 50%; however, the impact on future net income will be negligible.

RESULTS OF OPERATIONS

Sales were $2.4 million for the three-month period and $7.7 million for the nine-month period ended September 30, 2000, compared with $2.0 million and $6.5 million for the corresponding periods of 1999. The 2000 sales represent increases of 20% and 18%, respectively, over the 1999 periods. These increases primarily resulted from further development of our private label products and increased penetration of international markets.

Cost of goods sold was $1.4 million for the three months and $3.9 million for the nine months ended September 30, 2000, compared with $1.0 million and $3.3 million for the same periods in 1999. Gross margin was 42% for the three-month period and 50% for the nine-month period ended September 30, 2000, compared with 50% and 49% for the corresponding periods in 1999. Gross margins were reduced by 3% for the three-month period in 2000 as a result of the addition of the Xtrana business. Historically, the Xtrana operations have generated gross margin levels in excess of 50%. For the period ended September 30, 2000, Xtrana margins were negative due to the expiration of certain grants. The Company expects these trends to continue through the end of 2000, when it is anticipated that new grants will begin to come on line and revenue from the sale of XtraAmp(TM), Xtrana's first commercial product, wiLL begin to have a positive impact. Margins were also negatively impacted as a result of reduced fixed overhead absorption to inventory as a part of a program to reduce inventory.

Operating expenses were $1.3 million and $3.3 million for the three months and nine months ended September 30, 2000, compared with $0.9 million and $2.5 million for the same periods of 1999. Operating expenses increased by $0.3 million during the third quarter as a result of the addition of the Xtrana business. The remaining increase was due to certain bonus payments and severance obligations resulting from the merger of $0.1 million and increased spending on marketing, research and development, and quality assurance.

The 2000 Other income primarily relates to interest income. The 1999 Other expenses primarily related to costs incurred to move our Swedish operations (Biopool Sweden) into larger facilities.

The 1999 Gain on Sale of discontinued operations reflect the sale of inventory and receivables in the second quarter of 1999 and the anticipated sale of the facilities, which occurred in the second quarter of 2000.

FINANCIAL CONDITION

As of September 30, 2000, working capital was $7.2 million, with a current ratio of 6.7 to 1.0. In May 2000, we sold the BCA facilities for $2 million cash. We have a $2 million revolving credit facility that is unused and available.

Our current availability of cash, unused line of credit, working capital, and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months. However, we may investigate and pursue additional financing options in the near term to accelerate the development and commercialization of the Xtrana technologies.

We issued 8,829,461 shares of Biopool Common Stock to the Xtrana stockholders on August 10, 2000 and 815,000 warrants to certain financial advisors. This issuance will have a dilutive effect on earnings per share in the near term.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions) which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, as well as other factors discussed in the Company's last Report on Form 10-KSB.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               4.1  Rights Agreement Amendment dated March 1, 2000

          (b)  Reports on Form 8-K:
               1. Form 8-K dated August 10, 2000 and filed August 11, 2000. Disclosure of the completed merger of Biopool International, Inc., and Xtrana, Inc.; Agreement and Plan of Reorganization dated May 3, 2000; and resulting change in control.
               2. Form 8-K/A dated August 10, 2000 and filed October 24, 2000. Disclosure of financial statements and pro forma financial information not filed with the initial report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  NOVEMBER 14, 2000                   BIOPOOL INTERNATIONAL, INC.
       -----------------                   -------------------------------------
                                           (Registrant)





                                           /s/ JOHN H. WHEELER
                                           -------------------------------------
                                           John H. Wheeler
                                           President and Chief Executive Officer





                                           /s/ TIMOTHY J. DAHLTORP
                                           -------------------------------------
                                           Timothy J. Dahltorp
                                           Chief Financial Officer and
                                           Corporate Secretary