Form 10KSB
period 2000-12-31
BIOPOOL INTERNATIONAL INC
filed 2001-04-02
CIK 830736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         ------------------------------
                         Commission file number 0-17714
                         ------------------------------

                           BIOPOOL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                     58-1729436
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

370 Interlocken Boulevard, Broomfield, Colorado                   80021
  (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number including area code (805) 654-0643


        Securities registered pursuant to section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                                                    Name of each exchange on
        Title of each class                              which registered

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

The aggregate market value of Biopool International, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 27, 2001, was $14,760,190.

Number of shares of Common Stock of Biopool International, Inc., $.01 par value, issued and outstanding as of December 31, 2000: 17,163,012.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB


PART I                                                                     Page
                                                                           ----
Item 1.  Business                                                             3
Item 2.  Properties                                                          10
Item 3.  Legal Proceedings                                                   11
Item 4.  Submission of Matters to a Vote of
         Security-Holders                                                    11

PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                                     11
Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11
Item 7.  Financial Statements and Supplementary Data                         19
Item 8.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure                              19

PART III

Item 9.  Directors and Executive Officers                                    19
Item 10. Executive Compensation                                              19
Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                               19
Item 12. Certain Relationships and Related Transactions                      19
Item 13. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                                 19

SIGNATURES                                                                   21

                                     PART I

ITEM 1. BUSINESS

     Biopool International, Inc. is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic and nucleic acid testing products. We sell over 100 in vitro diagnostic products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions for use in disease detection and prevention. In addition, as a result of the merger we completed last August with Xtrana, Inc., we own newly developed proprietary technology for the development of nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications. Specific pathogens for which we are currently developing tests include E. coli, Listeria and Salmonella in food, Cryptosporidium and coliforms in water, and chlamydia. Broader applications are contemplated for genetic predisposition to disease and the human diagnostic markets.

     We were initially incorporated in Delaware in 1987. Our corporate headquarters are located in Broomfield, Colorado, where we also conduct significant research and development activities. We also maintain facilities in Ventura, California, housing product development, manufacturing, sales and marketing, and other operations. We have one wholly-owned operating subsidiary, Biopool AB, located in Umea, Sweden, where we also carry on product development, manufacturing, and sales and marketing activities.

     On August 10, 2000, we completed a merger with Xtrana, Inc., a company based in Denver, Colorado and primarily engaged in the development of new proprietary nucleic acid (DNA/RNA) testing technology. Since the merger, we have continued to operate under both the Biopool International and Xtrana brand names.

     During the first half of 1999, we consummated the sale of certain business assets of our former BCA Division. As a result of this transaction, we no longer conduct business in the immunohematology (blood bank) market.

IN VITRO DIAGNOSTICS INDUSTRY

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

     Our products address two key disciplines of the total in vitro diagnostics market:

     1.   Hemostasis/Fibrinolysis

     These reagents and test kits are used to:

          - diagnose patients who have suffered thrombotic (clot-forming) circulatory diseases such as myocardial infarction, stroke, embolism, or deep vein thrombosis;

          -    diagnose   patients  who  are  suffering  from  certain  bleeding
               disorders; and

          -    monitor  patients   undergoing  therapy  for  such  diseases  and
               disorders.

     2.   Vascular Occlusion

     These tests are, to some degree, the same as those used in hemostasis/fibrinolysis but have growing importance in identifying individuals at risk for developing vascular occlusion, such as myocardial infarction, stroke, deep vein thrombosis, and embolisms.

NUCLEIC ACID (DNA/RNA) TESTING INDUSTRY

     The growing understanding of genetics and the genetic basis of biological activity is driving renewed growth in the research and commercial testing markets. Genomics research is being applied to identify specific genes and to use the identity of the gene to identify its source, as in forensics, paternity and pathogen testing, or to reveal possible linkages between the gene and biologic activity and disease, as in diagnostic testing. Highly specific detection tests and, where applicable, precisely targeted therapeutic approaches are being designed to address not only human disorders but also veterinary, environmental, food safety, forensics and other applications. These new tests and approaches require specialized research reagents, supplies, tools and instruments. Currently, demand for these reagents, supplies, tools and instruments arise from both academic and industrial researchers and from commercial testing applications, such as forensics, paternity and diagnostic testing.

     The nucleic acid-based research market is currently approximately $750 million annually, and is expected to grow to $1.8 billion annually by the year 2004. The commercial market currently amounts to approximately $560 million in sales annually and is expected to grow to $5.6 billion annually by 2004.

     In order to capitalize on increasing demand generated by both the research and commercial markets, Biopool and other industry participants are developing a wide range of products and services including genomic information, diagnostic tests and assays, testing services, drugs and gene therapies and environmental services. We are already participating in both the commercial and research segments of the genetics market. Further, one segment of the commercial market--human diagnostic testing--offers particular opportunities due to the size of the market and the limited development of nucleic acid-based testing products to date.

     Our technologies permit the development of rapid, easy-to-use and low-cost hand-held nucleic acid testing devices that can be employed in place of complex and time consuming laboratory-based procedures.

     Our goal is to become the leader in the development of rapid, easy to use, low cost nucleic acid-based technology products with a focus on applications for physician's offices and field use. Our technology is applicable to nearly any nucleic acid testing situation, and thus offers an extremely broad range of potential commercial and research applications.

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

     MiniQuant(TM) D-dimer is a D-dimer assay specifically formulated for use on the MiniQuant(TM) reader, our new point-of-care analyzer for quantitative D-dimer identification. The MiniQuant(TM) D-dimer test system received clearance from the U.S. Food and Drug Administration (FDA) via the 510(k) pre-market notification process in February 2001.

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

Products Used in Nucleic Acid Testing

     The Xtra Amp(TM) Extraction System allows for combining nucleic acid extraction and amplification in the same microcentrigue tube. Nucleic acid testing involves three steps: extraction of the genetic material, amplification of the material, and detection of the desired gene sequence. Our initial commercial product in this area, the Xtra Amp(TM) Extraction System performs the extraction step in the nucleic acid testing process, and a follow-on product line will encompass all three steps. The Xtra Amp(TM) System is sold for use with amplification and detection products and processes currently available in the marketplace. This system enables the extraction of nucleic acid with only three minutes of hands-on time, and the elimination of centrifugation, vacuum filtration, product transfer, or elution steps, all of which are currently necessary with competing technologies. This saves valuable laboratory time as well as minimizing the risks of cross-contamination, as the entire extraction and amplification process takes place in the same tube. Additionally, the Xtra-Amp(TM) kits provide for long-term dry storage of the nucleic acid sample that can be used later for tracking or follow-up testing.

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

     We received 510(k) clearance from the FDA in February 2001 to market the MiniQuant(TM) D-dimer assay system, a rapid, quantitative method for determining the fibrin degradation product D-dimer in plasma. The assay is performed using our MiniQuant(TM) latex agglutination reagent and the MiniQuant(TM)-1, a compact, two-channel LED photo-optical detection system for use in laboratory and emergency care environments.

     On November 8, 2000, the Company was issued US patent 6,153,425, entitled "Self-Contained Device Integrating Nucleic Acid Extraction, Amplification, and Detection." This patent is a continuation, in part, of an earlier patent, expanding upon our development strategy for a self-contained nucleic acid detection system to include a modular design that will interface with multiple amplification technologies.

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

     During 2000 and 1999, we spent $699,000 and $322,000, respectively, for research and development. We expect research and development spending to increase substantially in 2001 due to the addition of the Xtrana business.

     In our Hemostasis business, we maintain an active liaison with university and other research-based technology transfer groups and frequently evaluate various product concepts and core technologies that could be applicable to our product lines and logical extensions thereof. In connection with these efforts, we utilize the expertise of clinical advisors, such as Dr. Bjorn Wiman. Dr. Wiman is currently a Professor in Blood Coagulation Research at Karolinska
Institute  and  Senior  Physician  at  the  Department  of  Clinical  Chemistry,
Karolinska Hospital, Stockholm, Sweden. Dr. Wiman was formerly Head of the Department of Clinical Chemistry at Karolinska Hospital.

     In nucleic acid detection, we also utilize the expertise of advisors. Two of these are Michael P. Doyle, Ph.D., and Jim Mahony, Ph.D. Dr. Doyle is well known in the food microbiology industry and provides consultation regarding our food pathogen detection assays, including E. coli 0157:H7, Listeria monocytogenes, Salmonella, Coliforms, and Campylobacter. He received his B.S. degree in Bacteriology in 1973, an M.S. in Food Microbiology in 1975, and a Ph.D. in Food Microbiology in 1977, all from the University of Wisconsin-Madison. After working for the Ralston Purina Co. from 1977-80, he accepted an Assistant Professor position at the Food Research Institute at the University of Wisconsin-Madison in 1980. He remained here, advancing to full Professor in the Department of Food Science, until 1991. In 1991, Dr. Doyle moved to Griffin, Georgia, where he remains as Professor and Director of the Center for Food Safety and Quality Enhancement, and Head, Department of Food Science and Technology, University of Georgia.

     Dr. Mahony is well known in clinical virology and chlamydiology. He is consulting and collaborating on the development of a SCIP-based assay for urine detection of chlamydia and gonorrhea. He is Professor and Director at McMaster University Virology and Chlamydiology Laboratory, Hamilton, Ontario, Canada. Dr. Mahony has authored 104 publications, most of which deal with either chlamydia or gonorrhea. He has also published 25 articles in books, all discussing STD's and chlamydia. His lab frequently conducts and publishes validation studies of new methods for detection of sexually transmitted disease infectious agents.

MANUFACTURING AND QUALITY CONTROL

     We currently manufacture our hemostasis reagents and assemble our test kits at our facilities in Ventura, California and Umea, Sweden. We also manufacture many of the raw materials used in the manufacture of our test kits, including polyclonal antibodies, monoclonal antibodies, and purified proteins. In cases where raw materials are obtained from outside sources, we try to avoid dependence on any one source where possible. Human plasma, an important starting material for many of our products, is sourced from licensed blood banks and plasmapheresis centers. We believe that the available sources of materials are adequate for its present and anticipated needs.

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

     Our Xtra Amp(TM) Extraction System is currently manufactured for us by Ansys Diagnostics, Inc.

     Many of our technical employees hold advanced degrees or certifications in medical technology. Eight individuals hold Ph.D. degrees in the biological sciences.

MARKETING AND DISTRIBUTION

     Our products are sold worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world.

     Within the U.S., we market and sell our products directly and through regional and national distributors. Our sales force consists of two outside sales representatives, a strategic support specialist, and two telemarketing/technical support specialists. Our sales personnel are highly experienced in the technical aspects of the product lines and include some individuals with advanced degrees in medical technology.

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

     In addition to direct sales activities, our Hemostasis products are distributed in the U.S. through Columbia Diagnostics (acquired by Fisher HealthCare), LABSCO, Perigon, Tech-Neal Scientific, Scientific Supplies & Equipment, and other regional distributors that collectively cover all 50 states with over 180 sales representatives.

     For our  XtraAmp(TM) Extraction System,  we have entered into  distribution
agreements   with  Beckman   Coulter,   Inc.,  MBI  Fermentas  Inc.,  and  Ansys
Diagnostics, Inc.

     We manufacture products for private label and Original Equipment Manufacturer businesses in the hemostasis market. OEM customers accounted for approximately 51% of our sales in 2000, and include sales to Biosite
Diagnostics, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), Ortho Diagnostic Systems (a division of Johnson & Johnson; this hemostasis business unit was recently acquired by Instrumentation Laboratory), Pacific Hemostasis (a division of Fisher Scientific), and Sigma Diagnostics (Sigma/Aldrich).

     Sales to three customers, Instrumentation Laboratory (including the former Ortho Diagnostic Systems, a division of Johnson & Johnson), Pacific Hemostasis, and Sigma Chemical Company, slightly exceeded 34% of total 2000 sales.

COMPETITION

     We compete on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than ours. In the hemostasis area, these companies include BioMerieux, Dade Behring, Instrumentation Laboratory, Organon Teknika (a division of Akzo Nobel), and Sigma Diagnostics (Sigma/Aldrich). Consolidation within the industry continues to make these competitors even larger; for example, the acquisition of the Hemoliance business of Ortho by Instrumentation Laboratory.

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

     In the area of nucleic acid testing, we compete with a number of additional
companies  including,   among  others,   Applied  Biosystems,   Qiagen,  Caliper
Technologies, and Aclara Biosciences.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

     We consider the protection of discoveries in connection with our research and development on test kits important to our business. We seek patent protection for technology when deemed appropriate and, to date, have been issued four patents in the United States and foreign jurisdictions specific to nucleic acid diagnostics. We also have several patents pending for additional nucleic acid-related technologies.

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

     We have established rights in the trademarks "XTRANA," "Xtra Amp," "Xtra Bind," "SCIP," and "MiniQuant." The marks Biopool(R), Bioclot(R), TintElize(R), Minutex(R), and AutooDimer(R) have been registered with the United States Patent and Trademark Office and in many foreign territories.

GOVERNMENT REGULATIONS

     The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries in which our diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the preclinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manufacturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification, which must contain information that establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use. Sixty of our products have received marketing approval utilizing this 510(k) process. Thirty-one of our products have also received market approval from the regulatory agency in France, AFSSAPS (formerly l'Agence du Medicament).

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

     Except as we  indicated  above,  we are not subject to direct  governmental
regulation  other  than  the  laws  and  regulations   generally  applicable  to
businesses in the jurisdictions in which we operate, including those governing the handling and disposal of hazardous wastes and other environmental matters. Our research and development activities involve the controlled use of small amounts of hazardous materials and chemical compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for resulting damages. This liability could have a material adverse effect on us.

EMPLOYEES

     At the end of 2000, we had 86 regular (full- and part-time) employees, 67 of whom were located in the U.S. and 19 who were located in Sweden. Certain of our Swedish employees are members of national unions.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information is disclosed in Note 9 to the consolidated financial statements included herein under Item 13.

ITEM 2. PROPERTIES

     We lease a 20,000 square-foot facility in Ventura, California, providing administrative, laboratory, manufacturing, and warehouse space. Key manufacturing facilities include clean rooms, high-speed vial filling and capping capabilities, and a freeze-drying capacity. Under the terms of the three-year lease agreement expiring in 2002, the base rent for this facility is approximately $110,000 per year with annual increases tied to the Consumer Price Index.

     Our Swedish subsidiary, Biopool AB, leases a 12,500 square-foot facility in Umea, Sweden, providing administrative, laboratory, warehouse, and manufacturing space. The laboratories are particularly suited for the preparation of high-quality biochemicals for use in our test kits. Annual rent is approximately $119,000 pursuant to the terms of a five-year lease expiring in 2004.

     We additionally lease 1,200 square-feet of laboratory space from Bonfils Blood Center in Denver, Colorado. The term of the lease is month to month, with annual rent of $34,188.

     Temporary offices are leased on a month to month basis in Broomfield, Colorado for a total annual base rent of $73,500.

     On December 19, 2000, the Company entered into a lease agreement in Broomfield, Colorado, for an 11,040 square-foot corporate office and research and development facility. The lease commences in April 2001 and has a term of five years. Base rent for this facility is $160,080 per year, increasing 3% per year. This facility will allow the Company to consolidate the current Bonfils lab space and the temporary office rentals.

ITEM 3. LEGAL PROCEEDINGS

     On March 26, 2001, we entered into a settlement agreement with Agen Biomedical Ltd. with regard to a patent infringement filed on March 10, 2000, by Agen. As a part of the settlement, the Company and Agen have entered into a non-exclusive license agreement for the underlying patent and all claims by Agen and counter claims made by us have been dropped. We do not believe that the settlement will have a material impact on our results of operations.

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

                                        2000                      1999
                                 High          Low         High          Low
                            -------------------------------------------------

     First quarter          $    2.000   $    0.656   $    1.375   $    0.594

     Second quarter              1.688        0.750        1.000        0.563

     Third quarter               1.844        0.844        0.906        0.750

     Fourth quarter              2.030        0.844        1.000        0.719


(a) On March 9, 2001, the closing trade price of our common stock, as reported by the OTCBB, was $0.94.

(b) As of March 9, 2001, we had 243 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 2,496 beneficial shareholders on the same date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 30, 1999, we consummated the sale of certain business assets of BCA for $4.45 million in cash. BCA ceased operations to our benefit effective May 1, 1999, but we continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The 1999 Consolidated Statements of Operations have been restated to reflect ongoing hemostasis operations only. The sale of BCA reduced the Company's sales by approximately 50%; however, the impact on pre-tax income was negligible.

     On August 10, 2000, we merged with Xtrana, Inc., pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, as further described in our 8-K filed with the SEC on August 11, 2000. The merger was accounted for as an acquisition of Xtrana, and the consolidated financial results for 2000 include the results of Xtrana since the date of the merger.

2000 VERSUS 1999

     SALES

     Sales were $9.8 million for the year ended December 31, 2000, compared with $8.8 million for the year ended 1999. This represents an increase of sales equal to $1.0 million or 11%. Approximately half of the increase was the result of further penetration of international markets through our OEM and distributor relationships. In addition, direct sales of Biopool labeled product accounted for one third of the increase, resulting from a renewed focus in this area. The remaining increase was the result of product and grant revenue from the Xtrana business for the stub period since the merger.

     Our customers are dispersed over wide geographic areas. Sales in the United States and Western Europe accounted for 58% and 27%, respectively, of total sales during 2000. Sales to three customers, Instrumentation Laboratory (including the former Ortho Diagnostic Systems, a division of Johnson & Johnson), Pacific Hemostasis and Sigma Chemical Company, slightly exceeded 33% of total 2000 sales.

     We expect that future sales will continue to be influenced by many additional factors, including the introduction of new diagnostic test kits, success in marketing our test kits to the clinical market, increased awareness and demand for testing by physicians, expansion of our products into new geographic areas through distributors and OEM relationships, direct sales through Company-employed sales representatives, and the commercialization of the Xtrana technologies. Rapid changes in technologies, demand level for certain diagnostic tests, price competition, continued efforts worldwide to reduce health care costs (including diagnostic testing), and the availability of high-quality raw materials may also have a material impact on our short- and long-term sales.

     COSTS AND EXPENSES

     Cost of sales increased by $0.6 million, or 13.5%, to $5.3 million in 2000, primarily as the result of increased sales. As a percentage of sales, cost of goods sold increased 1.1% to 54.0% in 2000 compared with 52.9% in 1999. This increase in cost as a percentage of sales was the result of the addition of the Xtrana business, which during 2000 was primarily engaged in research and development, a portion of which was funded on a cost reimbursement basis by various government grants. Costs as a percentage of sales are expected to decrease as Xtrana products are commercialized in 2001.

     Selling, general and administrative expenses increased by $1.4 million, or 46%, to $4.5 million in 2000. The bulk of the increase related to the addition of the Xtrana business, which accounted for $1.2 million of the increase. Just under $0.4 million of the Xtrana increase was due to amortization expense on the goodwill generated by the merger. The remaining increase was the result of severance costs relating to the management reorganization as a part of the merger and incremental expenses relating to the increase in sales.

     Research and development expenses increased $0.4 million or 117% over 1999 levels. Almost all of this increase came as a result of the merger with Xtrana, and the continued emphasis on the investment in the development of the Xtrana technologies.

     INCOME TAXES

     The difference between our effective tax rate for 2000 and the 34% federal statutory tax rate was primarily due to the effects of state and foreign income taxes, non-deductible goodwill amortization as well as the provision for a full valuation allowance on all net operating loss carryforwards available to the Company.

     FINANCIAL CONDITION

     During the second quarter of 2000, the Company sold the property and plant of its former BCA business unit for $2.0 million, which was approximately equal to its carried value. This inflow of cash added to the Company's existing liquidity position. As of December 31, 2000, the Company's working capital position was $6.4 million, with a current ratio of 5.9 to 1.0. Our current availability of cash, unused line of credit, working capital, and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months. However, we may investigate and pursue additional financing options in the near term to accelerate the development and commercialization of the Xtrana technologies.

     The Company issued 8,829,461 shares of Common Stock to the Xtrana stockholders on August 10, 2000 and 998,366 warrants to warrant holders of Xtrana and certain financial advisors. This issuance will have a dilutive effect on earnings per share in the near term.

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

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions) which are based upon our expectations as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, as well as other factors discussed in our previous Report on Form 10-KSB.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occur, our business, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Risks Related to Our Business
-----------------------------

     Failure to Successfully Integrate Xtrana and Biopool Operations Could Reduce Our Profitability. We closed our merger with Xtrana on August 10, 2000. The integration of Xtrana operations with Biopool operations is ongoing and will require significant effort, including the coordination of research and development and sales and marketing efforts. Xtrana operations are located in Denver, Colorado, while Biopool operations are located in Ventura, California. This physical separation may make it difficult to effectively communicate with, manage and integrate staff and operations. Such difficulties could significantly hurt our operations and consequently our financial results. Personnel may leave or be terminated because of the merger. Management may have its attention diverted while trying to integrate the companies. Such diversion of the management's attention or difficulties in the transition process could have a material adverse impact on us.

     Reduction or Delays in Research and Development Budgets and in Government Funding May Negatively Impact our Sales. Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

     A significant portion of our sales has been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. Department of Defense and similar domestic and international agencies. In addition, a significant portion of our own revenue and our anticipated future revenue is from such grants. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if we fail to receive a material portion of the grants for which we have applied, or if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the Department of Defense and other government agencies that fund research and development activities. A reduction in government funding for the Department of Defense or other government research agencies could seriously damage our business.

     Many of our customers receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

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

     Our Operating Results May Fluctuate Significantly. Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include: (1) expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced; (2) the timing and willingness of collaborators to commercialize our products; (3) the timing, release and competitiveness of our products; and (4) general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

     Failure to Manage our Growth and Expansion Could Impair our Business. We historically have sought, and will continue to seek, to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including: (1) our ability to internally develop new products; (2) our ability to make profitable acquisitions; (3) integration of new facilities into existing operations; (4) hiring, training and retention of qualified personnel; (5) establishment of new relationships or expansion of existing relationships with customers and suppliers; and (6) availability of capital. In addition, the implementation of a growth strategy could place significant strain on our administrative, operational and financial resources and increased demands on our financial systems and controls. Our ability to manage our growth successfully will require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. Moreover, there can be no assurance that we will continue to successfully expand or that growth or expansion will result in profitability.

     We Rely on International Sales, Which Are Subject to Additional Risks. International sales accounted for approximately 42% of our revenues in both 2000 and 1999. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including: (1) unexpected changes in regulatory requirements and tariffs; (2) difficulties in staffing and managing foreign operations, including foreign distributor relationships; (3) longer payment cycles; (4) adverse economic or political changes; (5) potential trade restrictions, exchange controls and import and export licensing requirements; (6) problems in collecting accounts receivable; and (7) potentially adverse tax consequences.

     We intend to continue to generate revenues from sales outside the United States in the future. Future distribution of our products outside the United States also may be subject to greater governmental regulation. These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks indicated above, vary by country. We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries where we may sell our products in the future. In addition, we may be required to incur significant costs in obtaining necessary regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in a material reduction in our revenues and earnings. We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

     In addition, approximately 26% of our sales are made in Swedish Krona. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases.

     Failure to Attract and Retain Qualified Scientific or Production Personnel or Loss of Key Management or Key Personnel Could Hurt our Business. Our continued success depends to a significant extent on the members of our management team. Recruiting and retaining qualified scientific and production personnel in order to perform research and development work and product manufacturing are critical to our success as well. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining members of our management team and personnel base. Although we believe we have been and will be able to attract and retain these members of management and personnel, there can be no assurance that we will be able to continue to successfully attract such qualified individuals. In addition, we do not maintain insurance on the lives of anyone at the Company. The loss of services of any key employee could have a material adverse effect upon our business.

     If We Fail to Introduce New Products, or our New Products Are Not Accepted by Potential Customers, We May Lose Market Share. Rapid technological change and frequent new product introductions are typical for our market. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and then are reluctant to switch. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

     In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include: (1) availability, quality and price relative to competitive products; (2) the timing of introduction of the product relative to competitive products; (3) scientists' opinion of the product's usefulness;
(4) citation of the product
in published research; and (5) general trends in life sciences research. The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

     Our Ability to Raise the Capital Necessary to Maintain or Expand our Business is Uncertain. In the future, in order to expand our business through internal development or acquisitions, we may need to raise substantial additional funds through equity or debt financings, research and development financings or collaborative relationships. However, this additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

     Intellectual Property or Other Litigation Could Harm our Business. Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for, and in some cases issued to others, claiming technologies that are closely related to ours. In the event of an intellectual property dispute, we may be forced to litigate. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

     If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

     In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us and distraction of our management. For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt our business. Disputes from time to time with companies or individuals are not uncommon in our industry, and we cannot assure you that we will always be able to resolve them out of court.

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

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. We rely on patents to protect some of our intellectual property and our competitive position. We own issued patents and pending patent applications, including both domestic and foreign patents and patent applications. We cannot assure you that any of the presently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that claims in patents that have been issued or that may be issued to us in the future will be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. Failure to obtain adequate patent protection for our proprietary technology could have a material adverse effect on our business, operating results, financial condition and future growth prospects.

     Potential Product Liability Claims Could Affect our Earnings and Financial Condition. Despite product testing prior to sale, our products have from time to time experienced performance problems discovered after we sold the products. If a customer experiences performance problems, errors in shipment or product defects, it could result in:

     -    injuries to persons;
     -    loss of sales;
     -    delays in or elimination of market  acceptance;
     -    damage to our brand or reputation;
     -    product returns

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

     Accidents Related to Hazardous Materials Could Adversely Affect our Business. Portions of our operations require the controlled use of hazardous and radioactive materials. Although we believe our safety procedures comply with the standards prescribed by federal, state, local and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result, which could seriously damage our business and results of operations.

Risks Associated With Our Industry
----------------------------------

     We Are Engaged In a Competitive Industry, and We May Be Unable to Continue to Compete Effectively in this Industry in the Future. We are engaged in a segment of the human health care products industry that is highly competitive. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. Not only do we face intense competition in the marketplace against our competitors, but we also must compete with these same companies for the services of personnel. We expect this competition to continue and intensify in the future.

     Our industry has also seen substantial consolidation in recent years, which has led to the creation of competitors with greater financial and intellectual property resources than us. In addition, we believe that the success that others have had in our industry will attract new competitors. Some of our current and future competitors also may cooperate to better compete against us. We may not be able to compete effectively against these current or future competitors. Increased competition could result in price reductions for our products, reduced margins and loss of market share, any of which could adversely impact our business, financial condition and results of operations.

     We Are Subject to Extensive Government Regulation. We operate in a highly regulated industry. Our business is currently subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. Also, from time to time we must expend resources to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

Risks Associated With Our Common Stock
--------------------------------------

     Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 35.6% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 8, 2001. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

     Our Stock Price Has Been Volatile. Our common stock is quoted on the OTC Bulletin Board(R), and there can be substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including: (1) variations in our quarterly operating results; (2) the gain or loss of significant contracts; (3) changes in management; (4)
announcements of technological innovations or new products by us or our competitors; (5) legislative or regulatory changes; (6) general trends in the industry; (7) recommendations by securities industry analysts; (8) biological or medical discoveries; (9) developments concerning intellectual property, including patents and litigation matters; (10) public concern as to the safety of new technologies; (11) developments in our relationships with current or future customers and suppliers; and (12) general economic conditions, both in the United States and abroad.

     In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock, as well as the stock of many biotechnology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management's attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

     Anti-takeover Provisions in our Governing Documents and Under Applicable Law Could Impair the Ability of a Third Party to Take Over our Company. We are subject to various legal and contractual provisions that may impede a change in our control, including our adoption of a stockholders' rights plan, which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company. These provisions, as well as other provisions in our certificate of incorporation and bylaws and under the Delaware General Corporations Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

     Absence of dividends could reduce our attractiveness to you. Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary  data have been included under
Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The following consolidated financial statements of Biopool International, Inc., and subsidiaries are hereby included by reference to Item 7:
                                                                        Page No.
                                                                        --------
     Report of Independent Auditors                                        23

     Consolidated balance sheets as of December 31, 2000
       and 1999                                                            24

     Consolidated statements of operations for the years ended
       December 31, 2000 and 1999                                          26

     Consolidated statements of stockholders' equity for
       the years ended December 31, 2000 and 1999                          27

     Consolidated statements of cash flows for the years
       ended December 31, 2000 and 1999                                    28

     Notes to consolidated financial statements                            30

          (3)  Listing of Exhibits

          Exhibit No.                                                  Page No.
          -----------                                                  --------

          3.1           Certificate of Incorporation (1)
          3.2           By Laws (1)
          4.1           Shareholder Rights Plan (3)
          10.1          Executive Employment Agreement of
                          Michael D. Bick, Ph.D.  (4)
          10.2          1987 Stock Option Plan (1)
          10.2          1993 Stock Incentive Plan (2)
          10.3          2000 Stock Incentive Plan (5)
          10.4          Lease Agreement - Broomfield, Colorado (6)
          21            Subsidiaries of the Registrant                    40
          23.1          Consent of Independent Auditors                   41
          ----------------------------------------------------------------------
          (1)  Incorporated  by  reference  to  the  Registrant's   Registration
               Statement on Form S-1 (File No. 33-20584).
          (2)  Incorporated  by reference to the  Registrant's  Annual Report on
               Form 10-K for the  fiscal  year  ended  December  31,  1994.
          (3)  Incorporated by reference to Registrant's Form 8-A filed June 26,
               1998.
          (4)  Incorporated  by reference to the  Registrant's  Annual Report on
               Form  10-KSB for the  fiscal  year ended  December  31,  1999.
          (5)  Incorporated  by  reference  to  Registrant's   Definitive  Proxy
               Statement  filed on June 23, 2000.
          (6) Incorporated by reference to Registrant's Form 8-K filed January 25, 2001.


          (b)  Reports on Form 8-K filed during the fourth quarter of 2000:

               8K/A filed October 24, 2000, amending Item 7 of 8-K filed on August 11, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Biopool International, Inc.


Date: March 30, 2001           BY:  /s/ Timothy J. Dahltorp
                               ----------------------------
                               Timothy J. Dahltorp
                               Chief Operating Officer & Chief Financial Officer

Each person whose signature appears below constitutes and appoints Timothy J. Dahltorp as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities to sign this Form 10-KSB and to file any amendments hereto under the Securities and Exchange Act of 1934 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael D. Bick
-------------------------     Chairman of the Board             March 30, 2001
Michael D. Bick, Ph.D.


/s/ John C. Gerdes
-------------------------     Chief Scientific Officer          March 30, 2001
John C. Gerdes, Ph.D.         and Director


/s/ Douglas L. Ayer
-------------------------     Director                          March 30, 2001
Douglas L. Ayer


/s/ N. Price Paschall
-------------------------     Director                          March 30, 2001
N. Price Paschall


/s/ James H. Chamberlain
-------------------------     Director                          March 30, 2001
James H. Chamberlain


/s/ Stephen K. Schultheis
-------------------------     Director                          March 30, 2001
Stephen K. Schultheis

                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(a)(1) and (2)

              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

                           BIOPOOL INTERNATIONAL, INC.

                              BROOMFIELD, COLORADO

                         REPORT OF INDEPENDENT AUDITORS






Board of Directors and Stockholders
Biopool International, Inc.

     We have audited the accompanying consolidated balance sheets of Biopool International, Inc., and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopool International, Inc., and subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.






Ernst & Young LLP


Denver, Colorado
March 1, 2001
except for Note 6, as to which the date is March 29, 2001


                           BIOPOOL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                               2000        1999
--------------------------------------------------------------------------------
                                                               (in thousands)
ASSETS

Current assets
  Cash and cash equivalents ............................   $  4,011    $  2,749
  Accounts receivable, net of allowance for doubtful
     accounts of $37,000 and $11,000 in 2000 and 1999,
     respectively ......................................      1,356       1,770
  Inventories ..........................................      2,056       1,941
  Prepaid expenses and other current assets ............        266         198
  Deferred tax benefits ................................       --           109
  Net assets of discontinued operations ................       --         2,256
                                                           --------    --------
Total current assets ...................................      7,689       9,023

Property and equipment
  Leasehold improvements ...............................        646         646
  Processing and lab equipment .........................      2,657       2,493
  Furniture and fixtures ...............................        415         414
                                                           --------    --------
Total property and equipment ...........................      3,718       3,553
  Less accumulated depreciation ........................     (2,745)     (2,427)
                                                           --------    --------
Property and equipment, net ............................        973       1,126

Other assets
  Deferred tax benefits ................................       --           254
  Goodwill, net of amortization of $761,000 and
     $310,000 in 2000 and 1999 respectively ............      9,922         481
  Other assets .........................................        146         149
                                                           --------    --------
TOTAL ASSETS ...........................................   $ 18,730    $ 11,033
                                                           ========    ========

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                                                                 December 31,
                                                              2000         1999
--------------------------------------------------------------------------------
                                                (in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable ...................................    $    428     $    478
  Accrued expenses ...................................         878          570
  Income taxes payable ...............................        --             29
                                                          --------     --------
Total current liabilities ............................       1,306        1,077

Deferred tax liability ...............................         164          122

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
     authorized; 17,163,012 and 8,286,986 shares
     issued and outstanding at December 31, 2000
     and 1999, respectively ..........................         171           83
  Additional paid-in capital .........................      19,280       10,593
  Accumulated deficit ................................      (1,656)        (547)
  Accumulated other comprehensive loss ...............        (535)        (295)
                                                          --------     --------
Total stockholders' equity ...........................      17,260        9,834
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 18,730     $ 11,033
                                                          ========     ========

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                                            2000           1999
--------------------------------------------------------------------------------
                                            (in thousands except per share data)
Sales ............................................      $  9,838       $  8,842
Cost of sales ....................................         5,313          4,681
                                                        --------       --------
Gross profit .....................................         4,525          4,161

Operating expenses:
  Selling, general and administrative ............         4,541          3,113
  Research and development .......................           699            322
                                                        --------       --------
Total operating expenses .........................         5,240          3,435
                                                        --------       --------
Other income, net ................................          (247)           (14)
                                                        --------       --------
Income (loss) from continuing operations
  before taxes ...................................          (468)           740
Income tax expense ...............................           563            340
                                                        --------       --------
Income (loss) from continuing operations .........        (1,031)           400

Discontinued operations:
  Income from discontinued operations -
      net of income tax effect ...................          --              118
  Gain (loss) on disposal - net of income tax
      effect .....................................           (78)           196
                                                        --------       --------
Net income (loss) ................................      $ (1,109)      $    714
                                                        ========       ========

Weighted average shares outstanding
  Basic ..........................................        11,842          8,375
  Effect of dilutive shares ......................          --               24
                                                        --------       --------
  Diluted ........................................        11,842          8,399
                                                        ========       ========
Basic and diluted earnings per share
  Continuing operations ..........................      $  (0.09)      $   0.05
  Discontinued operations ........................          0.00           0.04
                                                        --------       --------
  Net income .....................................      $  (0.09)      $   0.09
                                                        ========       ========

See accompanying notes to consolidated financial statements.


                                           BIOPOOL INTERNATIONAL, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (in thousands except share data)


                                                                  Additional                   Accumulated
                                             Common Stock            paid-in    Accumulated  other compre-
                                        Shares         Amount        capital        deficit   hensive loss          Total
-------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1999 .....     8,540,886    $        85    $    10,803    $    (1,261)   $      (270)   $     9,357
    Net income .................          --             --             --              714           --              714
    Foreign currency translation          --             --             --             --              (25)           (25)
                                                                                                              -----------
       Comprehensive income ....                                                                                      689

    Repurchase of common stock .      (253,900)            (2)          (210)          --             --             (212)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 ...     8,286,986             83         10,593           (547)          (295)         9,834

    Net loss ...................          --             --             --           (1,109)          --           (1,109)
    Foreign currency translation          --             --             --             --             (240)          (240)
                                                                                                              -----------
       Comprehensive loss ......                                                                                   (1,349)

    Issuance of warrants related
       to acquisition ..........          --             --              587           --             --              587

    Shares issued for exercise
       of options ..............        46,565           --               59           --             --               59

    Shares issued related to
       acquisition .............     8,829,461             88          8,041           --             --            8,129
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 ...    17,163,012    $       171    $    19,280    $    (1,656)   $      (535)   $    17,260
=========================================================================================================================

See accompanying notes to consolidated financial statements.


                           BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                                              2000         1999
-------------------------------------------------------------------------------
                                                              (in thousands)
Operating activities
  Income (loss) from continuing operations ...........     $(1,031)     $   400
  Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by continuing operating activities:
     Depreciation ....................................         433          467
     Amortization ....................................         469           59
     Loss on disposal ................................          32           19
     Deferred tax benefit ............................         396          208
  Changes in operating assets and liabilities:
     Accounts receivable .............................         562         (438)
     Inventories .....................................        (110)          20
     Prepaid expenses and other current assets .......         (57)         122
     Accounts payable and accrued expenses ...........        (498)          95
                                                           -------      -------
  Net cash provided by continuing operating
     activities ......................................         196          952
  Net cash used in discontinued operating
     activities ......................................         (78)      (1,224)
                                                           -------      -------
Net cash (used in) provided by operating
  activities .........................................         118         (272)

Investing activities
  Additions to property and equipment ................        (301)        (253)
  Business acquisition ...............................        (642)        --
  Proceeds from sale of equipment ....................        --             36
                                                           -------      -------
  Net cash (used in) provided by continuing
     investing activities ............................        (943)        (217)

  Net cash provided by discontinued investing
      activities .....................................       2,268        4,452
                                                           -------      -------
Net cash provided by investing activities ............       1,325        4,235

Table continued next page.


                           BIOPOOL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                         Year Ended December 31,
                                                                2000       1999
--------------------------------------------------------------------------------
                                                                (in thousands)
Financing activities
  Repurchase of common stock .............................      --         (212)
  Issuance of common stock ...............................        59       --
                                                             -------    -------
  Net cash (used in) provided by continuing
      financing activities ...............................        59       (212)
                                                             -------    -------
  Net cash used in discontinued financing
      activities .........................................      --       (1,989)
                                                             -------    -------
Net cash (used in) provided by financing activities ......        59     (2,201)

Effect of exchange rates .................................      (240)       (25)
                                                             -------    -------
Net increase in cash .....................................     1,262      1,737

Cash and cash equivalents, beginning of year .............     2,749      1,012
                                                             -------    -------

Cash and cash equivalents, end of year ...................   $ 4,011    $ 2,749
                                                             =======    =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for continuing operations
      Interest ...........................................   $  --      $     1
      Income taxes .......................................        51         86

Supplemental disclosure of non-cash information:
  Fair value of common stock and warrants issued in
    business acquisition .................................   $ 8,716    $  --
  Net liabilities assumed in business acquisition ........       805       --


                           BIOPOOL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Biopool International, Inc. ("Biopool") d/b/a Xtrana was incorporated in 1987 in the state of Delaware. Biopool and its wholly-owned subsidiary, Biopool AB ("Biopool Sweden"), a Swedish corporation, are currently engaged in the research, development, manufacture, and marketing of a full range of test kits to assess and diagnose disorders of blood coagulation, thrombotic risk factors, fibrinolysis, platelet function, and the vascular system. Effective with the Company's merger with Xtrana, the Company also develops and markets nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

Principles of consolidation

     The consolidated financial statements of the Company include the accounts of Biopool and its wholly-owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation. The 2000 results of operations include the results of Xtrana from the merger date of August 10, 2000 through December 31, 2000.

Reclassification

     Certain data in the prior year consolidated financial statements have been reclassified to conform to the 2000 presentation. The financial information presented in the notes to the consolidated financial statements excludes discontinued operations, except where noted.

Revenues

     Product revenues are recorded on the day products are shipped from the Company's facilities. Grant revenues are recorded when earned, pursuant to the respective grant agreements.

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

Cash and cash equivalents

     Cash and cash equivalents represent highly liquid investments which mature within three months of date of purchase.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

     Property and equipment are stated at cost. Depreciation is generally provided on a straight-line basis over their estimated useful lives which range from 3 to 10 years. Leasehold improvements are generally depreciated over their estimated useful lives or over the period of the lease, whichever is shorter.

Goodwill

     Goodwill consists of the excess of cost over net assets of acquired companies and is being amortized using the straight-line method primarily over a period of ten years.

Long-lived assets

     The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of computer equipment, office furniture, equipment and goodwill.

Research and development costs

     Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties.

Income taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Footnote 10).

Foreign currency translation

     Biopool Sweden assets and liabilities are translated into U.S. dollars at the year-end exchange rate. The amounts in the consolidated statements of operations are translated at the weighted average exchange rate during the year. Cumulative translation adjustments are shown separately in stockholders' equity and, accordingly, do not impact the results of operations.

     Exchange adjustments resulting from transactions denominated in a foreign currency are recognized in net earnings and are generally insignificant.

Concentration of credit risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. At December 31, 2000, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. Two customers, Instrumentation Laboratory and Dasit, S.P.A., had accounts receivable balances greater than 10% of the net balance due at December 31, 2000. The aggregate balance due from these two customers represented 28% of total accounts receivable at December 31, 2000. Generally, the Company does not require collateral or other security to support customer receivables.

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

     Options and warrants to purchase 1,051,663 and 1,245,391 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2000 and 1999, respectively. These options and warrants were, therefore, excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Fair value of financial instruments

     The carrying value of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

Accounting for stock based compensation

     Stock option grants are set at the closing price of the Company's common stock on the the date of grant. Therefore, under the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company has not recognized compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Proforma results of operations, which would have resulted as a result of recognizing the fair value of such grants, are disclosed under Footnote 8.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was originally required to be adopted in years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" ("SFAS 137"), which deferred for one year the effective date of SFAS 133. We anticipate that the adoption of SFAS 133 will not have a significant effect on the financial condition or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101"), which was required to be adopted in the fourth calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. The adoption of SAB 101 has not had a material impact on the Company's results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The application of FIN 44 has not had a material impact on the Company's financial results.

2.   MERGER WITH XTRANA, INC.

     Effective August 10, 2000, Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August

11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of Xtrana. Of the total shares issued, 936,946 shares are held in excrow and are contingently cancelable if certain sales objectives for the Xtrana business are not met. The contingently cancelable consideration would be recorded as additional purchase price when the contingency is resolved. The contingent shares are reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow. Additionally, as a part of the merger, 998,366 warrants with an estimated fair value of $587,000 were issued to warrant holders of Xtrana and certain financial advisors. The former stockholders of Xtrana now hold approximately 50% of the outstanding stock of the Company, on a fully diluted basis.

     The total estimated fair value of stock and warrants issued in connection with the merger was approximately $8.7 million, and the Company incurred additional cash expenses related to the merger of $0.4 million. The purchase price was allocated to the assets acquired, based on their fair market value. The excess of the purchase price over the fair value of the $0.8 million in net liabilities assumed (goodwill) was approximately $9.9 million and is being amortized on a straight-line basis over 10 years. The results of operations of Xtrana have been included in the accompanying consolidated statements of operations from the date of merger.

     The pro forma unaudited results of operations for the twelve months ended December 31, 2000 and 1999, assuming the consummation of the merger as of January 1 of each period, are as follows:


     Twelve Months Ended December 31                      2000             1999
     -------------------------------                 ---------        ---------
                                            (in thousands except per share data)

     Sales                                           $  10,533        $   9,767

     Net loss from continuing operations             $  (2,189)       $  (1,560)

     Net loss                                        $  (2,267)       $  (1,246)

     Weighted average shares outstanding
         Basic                                          17,163           16,268
         Diluted                                        17,163           16,268

     Basic and diluted earnings per share
         Continuing operations                       $   (0.13)       $   (0.10)
         Discontinued operations                                           0.02
                                                     ---------        ---------
         Net income                                  $   (0.13)       $   (0.08)
                                                     =========        ==========

     The pro forma presentation for the period ended December 31, 1999 has been adjusted from the presentation previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The adjustment reflects a change in the amortization schedule for goodwill from twenty years to ten years. The total adjustment was an increase in amortization expense of $545,000.

3.   DISCONTINUED OPERATIONS

     In April 1999, the Company decided to discontinue its blood serology business, BCA, a Division of Biopool. The Company decided to sell this business in order to concentrate on its core businesses that manufacture hemostasis and fibrinolysis products. On April 30, 1999, the Company consummated the sale of certain business assets of BCA for $4.45 million in cash. These assets consisted primarily of inventory and accounts receivable. A portion of the proceeds of the sale was used to pay off a note payable of $1.8 million. BCA ceased operations to the Company's benefit effective May 1, 1999, but continued to convert certain inventory items on behalf of the buyer through June 30, 1999. The Company recorded a gain on the disposal of BCA of $265,000, or $196,000 after applicable income taxes. In connection with the sale of certain assets of BCA, the Company paid brokers fees of $145,000 to a company owned by a member of the Board of

Directors and such expense is included in the net gain on disposal of discontinued operations. At December 31, 1999, net assets of discontinued operations consisted primarily of the BCA property and plant amounting to $2.1 million. The property and plant were sold for $2.1 million during the second quarter of 2000. During 2000, the final expenses related to the discontinued operations were recognized in the amount of $78,000.

     A summary of the results of discontinued operations and net gain on disposal is as follows:


     Year ended December 31,  (in thousands)                                1999
     ---------------------------------------------------------------------------
     Revenues                                                         $    2,489
                                                                      ==========

     Income (loss) before taxes                                               15
     Income tax benefit                                                      103
                                                                      ----------

     Income (loss) from discontinued operations                              118
     Net gain on disposal, net of income tax effect                          196
                                                                      ----------

              Net income (loss) from discontinued operations          $      314
                                                                      ==========

     The income tax benefit for discontinued operations relates to local tax credits taken in the years indicated.

4.   INVENTORIES (in thousands)

     Inventories consist of the following:

                                                             December 31,
                                                        2000               1999
                                                  ----------         ----------
     Raw materials                                $      584         $      710
     Work-in-process                                     685                646
     Finished goods                                      966                725
     Reserves                                           (179)              (140)
                                                  ----------         ----------
                                                       2,056         $    1,941
                                                  ==========         ==========

5.   REVOLVING LINE OF CREDIT

     As of December 31, 2000, the Company had a line of credit totaling $2,125,000, of which $2,000,000 was unused and available. Approximately $125,000 of the credit line represents a standby letter of credit issued as a security deposit in conjunction with the lease of the Broomfield, Colorado facility. This letter of credit is secured by restricted cash balances equal to the amount outstanding under the letter of credit.

6.   COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases certain equipment and facilities under non-cancellable operating leases. Lease expense for 2000 and 1999 was approximately $358,000 and $240,000, respectively. At December 31, 2000, approximate minimum annual lease commitments were $438,000 in 2001, $371,000 in 2002, $319,000 in 2003, $318,000
in 2004, and $323,000 in 2005.

Royalties

     The Company has various agreements requiring royalty payments on certain products the Company currently commercializes. Royalties range from 3% to 25% of sales of the related products. Royalty expense amounted to $45,000 and $62,000 in 2000 and 1999, respectively.

Litigation

     On March 26, 2001, we entered into a settlement agreement with Agen Biomedical Ltd. with regard to a patent infringement filed on March 10, 2000, by Agen. As a part of the settlement, the Company and Agen have entered into a non-exclusive license agreement for the underlying patent and all claims by Agen and counter claims made by us have been dropped. We do not believe that the settlement will have a material impact on our results of operations.

7.   EQUITY

     On August 10, 2000, stockholders approved the merger with Xtrana, Inc. In connection with the merger, we issued 9,369,461 shares of common stock, 936,946 shares of which are held in escrow subject to the achievement of certain sales objectives for the Xtrana business as described in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended on October 24, 2000.

8.   STOCK OPTION PLANS

     The Company has three stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. Under the Plans, a total of 5,226,639 shares of the Company's common stock were reserved for issuance. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

     Stock option activity for 1999 and 2000 was as follows:

                                                                       Weighted
                                                                        Average
                                    Shares                             Exercise
                                 Outstanding         Price Range          Price
                                 -----------         -----------          -----
Balance at January 1, 1999        1,710,210        0.6250 - 2.6800         1.54

Granted                             156,634        0.9400 - 0.9400         0.94
Cancelled                          (599,494)       0.7190 - 2.5000         1.49
                                  ---------

Balance at December 31, 1999      1,267,350        0.6250 - 2.6800         1.49
                                  =========

Granted                           1,575,000        0.8750 - 1.7500         1.14
Exercised                           (46,565)       0.9375 - 1.4400         1.13
Cancelled                          (488,854)       0.6250 - 2.5000         1.69
                                  ---------

Balance at December 31, 2000      2,306,931        0.6600 - 2.6800         1.22
                                  =========

     At December 31, 2000, 2,919,708 shares were available for future grants under the Plans.

     The weighted average remaining contractual life of outstanding options at December 31, 2000, was 8.73 years. At December 31, 2000 and 1999, respectively, there were 633,983 and 773,717 options exercisable with weighted average exercise prices of $1.35 and $1.53.

     Pro forma information regarding net income (loss) and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.38% for 2000 and 5% in 1999; dividend yields of 0.0% for 2000 and 1999; volatility factors of the expected market price of the

Company's common stock of 73% for 2000 and 66% for 1999; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.55 and $0.37 per share for stock options granted in 2000 and 1999, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income through 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. In 2000, however, the pro forma results include a full four years worth of option grants. The Company's pro forma information is as follows (in thousands except share data):

                                                        Years ended December 31,
                                                            2000           1999
     ---------------------------------------------------------------------------
     Pro forma net income (loss) from continuing
       operations                                        $(1,256)       $   272

     Pro forma earnings (loss) per share from
       continuing operations
       Basic                                               (0.11)          0.03
       Diluted                                             (0.11)          0.03


     As of December 31, 2000, the Company had 1,058,366 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.24 to $1.875 with a weighted average exercise price of $0.71 per share. The weighted average remaining contractual life of these warrants at December 31, 2000 was 8.4 years. These warrants have expiration dates ranging from 2003 to 2010.

9.   SEGMENT INFORMATION

     The Company currently operates in two industries, in vitro diagnostic medical products and nucleic acid (DNA/RNA) testing. Within the in vitro diagnostic medical products industry, the Company has two reportable segments; Biopool International and its wholly-owned operating subsidiary, Biopool Sweden. These two segments each manufacture and sell distinct products with different production processes. Biopool International manufactures hemostasis products, and Biopool Sweden primarily manufactures fibrinolytic system testing kits. The nucleic aicd (DNA/RNA) testing segment is operated under the Xtrana name and was acquired by the Company on August 10, 2000.

     The Company evaluates the segments and allocates resources based on revenue and estimated return on investment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The consolidated financial statements include the following information for the continuing operation of Biopool International, Biopool Sweden, and Xtrana in thousands of dollars.

                                                               Inter-
                            Biopool                          Company
                            Interna-   Biopool               Elimina-   Consoli-
                             tional     Sweden     Xtrana      tions     idated
-------------------------------------------------------------------------------
2000
Sales .................     $ 7,670    $ 3,212    $   116    $(1,160)   $ 9,838
Less intercompany .....        (532)      (628)      --       (1,160)      --
                            -------    -------    -------    -------    -------

Sales to unaffiliated
  customers ...........       7,138      2,584        116       --        9,838

Depreciation and
  amortization ........         417         97        388       --          902
Income (loss) from
  continuing operations        (328)       480     (1,188)         5     (1,031)
Total assets ..........       9,173      2,445      9,632     (2,520)    18,730
Long-lived assets .....         614        350          9       --          973
Expenditures for long-
  lived assets ........         168        129          4       --          301
--------------------------------------------------------------------------------

1999
Sales .................     $ 6,979    $ 3,023               $(1,160)   $ 8,842
Less intercompany .....        (461)      (699)                1,160       --
                            -------    -------               -------    -------

Sales to unafilliated
  customers ...........       6,518      2,324                  --        8,842

Depreciation and
  amortization ........         348        178                  --          526
Income from continuing
  operations ..........         177        241                   (18)       400
Total assets ..........       8,772      2,369                  (108)    11,033
Long-lived assets .....         783        343                  --        1,126
Expenditures for long-
  lived assets ........          65        188                  --          253
--------------------------------------------------------------------------------

     Product sales to affiliates are generally priced at cost plus 30%.


     Information regarding the Company's sales by geographic locations is as follows:

                                                   2000                    1999
     --------------------------------------------------------------------------
     United States                            $   5,685               $   5,127
     Western Europe                               2,616                   2,355
     Latin America                                  544                     513
     Asia/Pacific Region                            275                     428
     Other                                          718                     419
                                              ---------               ---------
          Total                               $   9,838               $   8,842
                                              =========               =========

10.  INCOME TAXES

     The provision for income taxes is composed of the following (in thousands):

                                                     Years ended December 31,
                                                   2000                    1999
     --------------------------------------------------------------------------
     Current:
          Federal                             $      (9)              $      11
          State                                      29                      11
          Foreign                                   138                      78
                                              ---------               ---------
                                                    158                     100
     Deferred:
          Federal                                   327                     203
          State                                      36                      23
          Foreign                                    42                      14
                                              ---------               ---------
                                                    405                     240
                                              ---------               ---------
          Net expense (benefit)               $     563               $     340
                                              =========               =========

     The reconciliation of income tax computed at the U.S. Federal Statutory rates to the income tax provision is as follows:

                                                      Years ended December 31,
                                                   2000                    1999
     ---------------------------------------------------------------------------
     Tax at U.S. statutory rate (34%)         $    (159)              $     252
     State income tax                                33                      31
     Permanent differences                          153                      43
     Foreign tax effect                             (85)                    (19)
     Valuation Allowance                            589                      --
     Other                                           32                      33
                                              ---------               ---------
          Net expense (benefit)               $     563               $     340
                                              =========               =========

     The components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                   2000                    1999
     --------------------------------------------------------------------------
     Deferred tax assets:
          Net operating loss carryforwards    $     861               $     224
          Other                                     217                     139
                                              ---------               ---------
                                                  1,078                     363
          Valuation reserve                      (1,078)                     --
                                              ---------               ---------
                                                     --                     363
     Deferred tax liabilities:
          Foreign                                  (164)                   (122)
                                              ---------               ---------

     Net deferred tax (liability) asset       $    (164)              $     241
                                              =========               =========

     The difference between our effective tax rate for 2000 and the 34% federal statutory tax rate was primarily due to the effects of state and foreign income taxes, non-deductible goodwill amortization as well as the provision for a full valuation allowance on all net operating loss carryforwards available to the Company.

     At December 31, 2000, the Company had available net operating loss carryforwards of approximately $2,533,000 in the United States. The United States carryforwards expire in varying amounts through 2010. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

     Biopool Sweden files separate income tax returns in Sweden. The pretax income of Biopool Sweden was approximately $656,000 and $327,000 at December 31, 2000 and 1999, respectively.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,547,000 at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

11.  RETIREMENT PLAN

     The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 12% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributions are offset by forfeitures of unvested balances for terminated employees. The net Company contributions were $34,000 and $33,000 in 2000 and 1999, respectively.

12.  SUBSEQUENT EVENT

     On February 9, 2001, the Company announced the resignation of its Chief Executive officer, John H. Wheeler. Mr. Wheeler resigned because of philosophical differences with the Board of Directors. The Board has created an Executive Committee consisting of Board members, Michael D. Bick, Ph.D., and James H. Chamberlain, and appointed Timothy J. Dahltorp, the Chief Financial Officer of the Company, as interim Chief Operating Officer. A search for a new Chief Executive Officer is underway.

13.  RELATED PARTY TRANSACTIONS

As a part of the Xtrana merger, Price Paschall, a Director of the Company, was issued 225,000 warrants to purchase common stock of the Company at a strike price of $0.85936 per share on May 3, 2000, which expire in 2010. The warrants were issued as consideration for financial advisory services rendered in connection with the merger. The fair value of the warrants in excess of the exercise price is included as a component of the merger consideration.