Form 10QSB
period 2001-03-31
BIOPOOL INTERNATIONAL INC
filed 2001-05-14
CIK 830736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             /_/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

            /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

                                 (805) 654-0643
               (Registrant's telephone number including area code)


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


Outstanding at March 31, 2001, Common Stock, $.01 par value per share, 17,163,012 shares.
================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                           BIOPOOL INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,  DECEMBER 31,
                                                             2001          2000
                                                       (UNAUDITED)
--------------------------------------------------------------------------------
                                                (in thousands except share data)

ASSETS

CURRENT ASSETS
     Cash ..........................................     $  3,047      $  4,011
     Accounts receivable, net ......................        1,734         1,356
     Inventories ...................................        2,044         2,056
     Prepaid expenses and other current assets .....          435           266
                                                         --------      --------
TOTAL CURRENT ASSETS ...............................        7,260         7,689

PROPERTY AND EQUIPMENT .............................        3,742         3,718
     Less accumulated depreciation .................       (2,771)       (2,745)
                                                         --------      --------
PROPERTY AND EQUIPMENT, NET ........................          971           973

Goodwill, net of amortization of $1,027 and
     $761 in 2001 and 2000, respectively ...........        9,656         9,922

OTHER ASSETS .......................................          136           146
                                                         --------      --------

TOTAL ASSETS .......................................     $ 18,023      $ 18,730
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ..........................     $  1,741      $  1,306

DEFERRED TAX LIABILITY .............................          164           164

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000
     shares authorized; 17,163,012 shares
     issued and outstanding in 2001 and 2000 .......          171           171
Other stockholders' equity .........................       18,565        18,745
Accumulated deficit ................................       (2,618)       (1,656)
                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY .........................       16,118        17,260
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 18,023      $ 18,730
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                               2001           2000
--------------------------------------------------------------------------------
                                            (in thousands except per share data)


SALES ............................................      $  2,426       $  2,409
COST OF SALES ....................................         1,234          1,162
                                                        --------       --------
GROSS PROFIT .....................................         1,192          1,247

Operating expenses:
     Selling, general and administrative .........         1,664            886
     Research and development ....................           500             81
Other income, net ................................           (28)           (35)
                                                        --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE TAXES ................................          (944)           315
Income tax expense ...............................            18            115
                                                        --------       --------

NET INCOME (LOSS) ................................      $   (962)      $    200
                                                        ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .......................................        17,163          8,294
     Effect of dilutive shares ...................          --               42
                                                        --------       --------
     Diluted .....................................        17,163          8,336
                                                        ========       ========

BASIC AND DILUTED EARNINGS PER SHARE

     Net Income (loss) - Basic ...................      $  (0.06)      $   0.02
     Net income (loss) - Diluted .................      $  (0.06)      $   0.02


See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                                 2001         2000
--------------------------------------------------------------------------------
                                                                (in thousands)


OPERATING ACTIVITIES .................................     $  (650)     $  (310)

INVESTING ACTIVITIES .................................        (134)         (59)

FINANCING ACTIVITIES .................................        --             28

DISCONTINUED OPERATIONS ..............................        --            192

EFFECT OF EXCHANGE RATES .............................        (180)         (33)
                                                           -------      -------


NET INCREASE (DECREASE) IN CASH ......................        (964)        (182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......       4,011        2,749
                                                           -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............     $ 3,047      $ 2,567
                                                           =======      =======

See accompanying notes to consolidated financial statements.

                           BIOPOOL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Financial information presented in the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES                              March 31,          December 31,
                                                   2001                 2000
                                              ---------            ----------

     Raw materials                            $     742            $      584
     Work in process                                630                   685
     Finished products                              851                   966
     Reserves                                      (179)                 (179)
                                              ---------            ----------
                                              $   2,044            $    2,056
                                              =========            ==========

3.   EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential dilutive shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method.

4.  COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive loss for the three months ended March 31, 2001 was $1,142,000, compared to comprehensive income of $167,000 for the same period in 2000.

5.   SEGMENT INFORMATION

The Company currently operates in two industries, in vitro diagnostic medical products and nucleic acid (DNA/RNA) testing. Within the in vitro diagnostic medical products industry, the Company has two reportable segments, Biopool International and its wholly owned operating subsidiary, Biopool Sweden. These two segments each manufacture and sell distinct products with different production processes. Biopool International manufactures hemostasis products, and Biopool Sweden primarily manufactures fibrinolytic system testing kits. The nucleic acid (DNA/RNA) testing segment is operated under the Xtrana name and was acquired by the Company on August 10, 2000, as described in Footnote 8, "Merger with Xtrana, Inc."

The Company evaluates the segments and allocates resources based on revenue and anticipated return on investment. The accounting policies of the reportable segments are the same as those described in the 2000 Form 10-KSB, "Summary of significant accounting policies."

The consolidated financial statements include the following information for the continuing operation of Biopool International, Biopool Sweden, and Xtrana in thousands of dollars.

                                                                                       INTER-
                                                                                      COMPANY
                                           BIOPOOL       BIOPOOL                      ELIMIN-      CONSOLI-
                                     INTERNATIONAL        SWEDEN         XTRANA        ATIONS         DATED
-----------------------------------------------------------------------------------------------------------
                                                                    (in thousands)

THREE MONTHS ENDED MARCH 31, 2001

Sales                                    $   1,879      $    781      $     153     $    (387)     $  2,426
Less intercompany                             (196)         (191)              -          387             -
                                          --------      --------      ---------     ---------      --------
Sales to unafilliated customers              1,683           590            153             -         2,426

     Pre-tax income (loss)                      (4)           45           (996)           (7)         (962)

Total assets as of March 31, 2001            9,296         2,412          8,850        (2,535)       18,023
-----------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000

Sales                                    $   1,852      $    951                    $    (394)     $  2,409
Less intercompany                             (158)         (236)                         394           --
                                         ---------      --------                    ---------      -------
Sales to unaffiliated customers              1,694           715                           --         2,409

     Pre-tax income                             91           224                                        315

Total assets as of March 31, 2000            8,814         2,444                         (133)       11,125
-----------------------------------------------------------------------------------------------------------

6.   INCOME TAXES

For the year ended December 31, 2000, the Company recorded a full valuation allowance for its net operating loss carryforwards, which historically had been carried as a deferred tax asset, as well as providing a provision for the payment of income tax for the Company's Swedish subsidiary. The current quarter ended March 31, 2001, reflects a full valuation allowance on the net operating loss recorded for the quarter, as well as a provision for income tax for the Company's Swedish subsidiary.

7.   LITIGATION

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

8.   MERGER WITH XTRANA, INC.

Effective August 10, 2000, Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of Xtrana. Of the total shares issued, 936,946 shares are held in escrow and are contingently cancelable if certain sales objectives for the Xtrana business are not met. The contingently cancelable consideration would be recorded as additional purchase price when the contingency is resolved. The contingent shares are reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow. Additionally, as a part of the merger, 998,366 warrants with an estimated fair value of $587,000 were issued to warrant holders of Xtrana and certain financial advisors. The former stockholders of Xtrana now hold approximately 50% of the outstanding stock of the Company, on a fully diluted basis.

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

RESULTS OF OPERATIONS

Sales were $2.4 million for the three-month period ended March 31, 2001, compared with $2.4 million for the corresponding period of 2000. The revenue for the Hemostasis operations was $2.3 million for the three months ended March 31, 2001, compared to $2.4 million for the same period in 2000. This slight decline was the result of reduced sales by our Swedish subsidiary and the timing of large orders from our significant OEM customers. The Xtrana operations generated revenue of $0.2 million for the three months ended March 31, 2001, which was primarily income from various research and development grants.

Cost of goods sold was $1.2 million for the three-month period ended March 31, 2001, compared with $1.2 million for the corresponding period in 2000. Gross margin was 49.1% for the three-month period ended March 31, 2001, compared with 51.8% for the corresponding period in 2000. Gross margins were reduced by 2.7% for the three-month period in 2001 as a result of reduced fixed overhead absorption to inventory as a part of a program to reduce finished goods inventory on hand, which was partially offset by higher standard margins due to a more favorable product mix for the period. Finished goods inventory on hand at March 31, 2001 was $0.9 million, down 13% from the year ended December 31, 2000.

Operating expenses were $2.2 million for the three months ended March 31, 2001, compared with $1.0 million for the same period in 2000. Operating expenses increased by $1.1 million during the first quarter as a result of the addition of the Xtrana business. Of this $1.1 million increase from the Xtrana operations, $0.3 million related to the amortization of goodwill in connection with the merger and $0.2 million represented severance obligations relating to the departure of the former CEO in February 2001. The remaining increase in overall operating expenses of $0.1 million was due to increased spending on marketing, research and development, and quality assurance in the Hemostasis business segment.

Other income is primarily interest income.

FINANCIAL CONDITION

As of March 31, 2001, working capital was $5.5 million,  with a current ratio of
4.2 to 1.0. We have a $2.1 million revolving credit facility of which $2.0 million is unused and available.

The Company is currently consuming cash to fund the research and development of the Xtrana technologies. The Company believes that some of this investment will be offset by government grants and revenue from the sale of Xtrana products over the next twelve months. This revenue combined with the Company's current availability of cash, unused line of credit, working capital, and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months. However, should revenues from government grants and the Xtrana product lines not materialize, it may become necessary for the Company to raise additional capital to fund its ongoing operations.

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


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 3, 2001, the Company's Board of Directors, in accordance with its authority under the Company's Bylaws, unanimously approved the adoption of a form of Amended and Restated Bylaws of the Company, a copy of which is attached to this Form 10-QSB as Exhibit 3.1. The primary purpose of the amendments to the Bylaws was to update the Company's bylaws to more accurately reflect the current General Corporation Law of the State of Delaware. In addition, the Bylaws were amended to require that special meetings of the stockholders for any purpose or purposes may be called at any time only by the Board of Directors, the Chairman of the Board, or the Chief Executive Officer or President of the Company, and not by the stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 3.1 - Restated Bylaws of Biopool International, Inc.

         (b)  Reports on Form 8-K.

              1.    Form 8-K dated December 19, 2000.
                    Items 5 and 7 - Press Release dated January 22, 2001, announcing that the Company and Beckman Coulter entered into an agreement to offer a novel automated nucleic acid extraction system; Lease Agreement dated December 19, 2000, by and between the Company and James M. Roswell, d/b/a Burbank East Business Park.

              2.    Form 8-K dated February 8, 2001.
                    Items 5 and 7 - Press Release dated February 8, 2001, announcing FDA clearance of MiniQuant(TM) D-dimER Assay System; Press Release dated February 9, 2001, announcing the resignation of John H. Wheeler.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        MAY 14, 2000                        BIOPOOL INTERNATIONAL, INC.
       ----------------------                    -------------------------------
                                                 (Registrant)





                                                 /S/ TIMOTHY J. DAHLTORP
                                                 -------------------------------
                                                     Timothy J. Dahltorp
                                                     Chief Operating Officer and
                                                     Chief Financial Officer