Form 10QSB
period 2001-06-30
XTRANA INC
filed 2001-08-10
CIK 830736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001


                         COMMISSION FILE NUMBER 0-17714


                                  XTRANA, INC.
             (Exact Name of Registrant as specified in its charter)


           DELAWARE                                             58-1729436
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

           590 BURBANK STREET, SUITE 205, BROOMFIELD, COLORADO 80020
                    (Address of principal executive offices)

                                 (303) 466-4424
              (Registrant's telephone number including area code)

                       ----------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Outstanding at June 30, 2001, Common Stock, $.01 par value per share, 17,163,012 shares.
================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                                  XTRANA, INC.
                     (formerly Biopool International, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,  DECEMBER 31,
                                                             2001          2000
                                                       (Unaudited)
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
     Cash ............................................   $  2,433      $  4,011
     Accounts receivable, net ........................      1,613         1,356
     Inventories .....................................      1,915         2,056
     Prepaid expenses and other current assets .......        429           266
                                                         --------      --------
TOTAL CURRENT ASSETS .................................      6,390         7,689

PROPERTY AND EQUIPMENT ...............................      4,183         3,718
     Less accumulated depreciation ...................     (2,849)       (2,745)
                                                         --------      --------

PROPERTY AND EQUIPMENT, NET ..........................      1,334           973

Goodwill, net of amortization of $1,292 and $761
     in 2001 and 2000, respectively ..................      9,391         9,922

OTHER ASSETS .........................................        129           146
                                                         --------      --------

TOTAL ASSETS .........................................   $ 17,244      $ 18,730
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ............................   $  1,799      $  1,306

DEFERRED TAX LIABILITY ...............................        164           164

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 17,163,012 shares issued and
     outstanding in 2001 and 2000 ....................        171           171
Other stockholders' equity ...........................     18,480        18,745
Accumulated deficit ..................................     (3,370)       (1,656)
                                                         --------      --------

TOTAL STOCKHOLDERS' EQUITY ...........................     15,281        17,260
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 17,244      $ 18,730
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (formerly Biopool International, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           THREE MONTHS           SIX MONTHS
                                          ENDING JUNE 30,       ENDING JUNE 30,
                                          2001       2000       2001       2000
-------------------------------------------------------------------------------
                                          (in thousands except per share data)

SALES ..............................   $ 2,501    $ 2,834    $ 4,927    $ 5,243
Cost of sales ......................     1,333      1,276      2,568      2,438
                                       -------    -------    -------    -------

GROSS PROFIT .......................     1,168      1,558      2,359      2,805

Operating expenses:
   Selling, general, administrative      1,462        897      3,126      1,783
   Research and development ........       484        127        983        208
Other income, net ..................       (26)       (38)       (54)       (73)
                                       -------    -------    -------    -------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE TAXES .........      (752)       572     (1,696)       887
Income tax expense .................      --          183         18        298
                                       -------    -------    -------    -------

NET INCOME (LOSS) ..................   $  (752)   $   389    $(1,714)   $   589
===============================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .........................    17,163      8,320     17,163      8,307
     Effect of dilutive shares .....      --           26       --           34
                                       -------    -------    -------    -------
     Diluted .......................    17,163      8,346     17,163      8,341
                                       =======    =======    =======    =======

BASIC AND DILUTED EARNINGS PER SHARE
     Net income (loss) - Basic .....   $ (0.04)   $  0.05    $ (0.10)   $  0.07
     Net income (loss) - Diluted ...     (0.04)      0.05      (0.10)      0.07


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (formerly Biopool International, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




SIX MONTHS ENDING JUNE 30,                                    2001         2000
-------------------------------------------------------------------------------
                                                                (in thousands)

OPERATING ACTIVITIES .................................     $  (684)     $    95

INVESTING ACTIVITIES .................................        (629)        (228)

FINANCING ACTIVITIES .................................        --           (800)

DISCONTINUED OPERATIONS ..............................        --          2,387

EFFECT OF EXCHANGE RATES .............................        (265)         (63)
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH ......................      (1,578)       1,391

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......       4,011        2,749
                                                           -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............     $ 2,433      $ 4,140
                                                           =======      =======


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (formerly Biopool International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Financial information presented in the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES                                June 30,         December 31,
                                                    2001                 2000
                                               ---------            ---------

     Raw materials                             $     622            $     584
     Work in process                                 525                  685
     Finished products                               945                  966
     Reserves                                       (177)                (179)
                                               ----------           ---------
                                               $   1,915            $   2,056
                                               ==========           =========

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

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive loss for the six months ended June 30, 2001 was $1,979,000, compared to comprehensive income of $526,000 for the same period in 2000.

5.   SEGMENT INFORMATION

The Company currently operates in two industries, in vitro diagnostic medical products and nucleic acid (DNA/RNA) testing. Within the in vitro diagnostic medical products industry, the Company has two reportable segments, Biopool US and the Company's wholly owned operating subsidiary, Biopool Sweden. These two segments each manufacture and sell distinct products with different production processes. Biopool US manufactures hemostasis products, and Biopool Sweden primarily manufactures fibrinolytic system testing kits. The nucleic acid (DNA/RNA) testing segment is operated under the Xtrana name and was acquired by the Company on August 10, 2000, as described in Footnote 8, "Merger with Xtrana, Inc."

The Company evaluates the segments and allocates resources based on revenue and anticipated return on investment. The accounting policies of the reportable segments are the same as those described in the 2000 Form 10-KSB, "Summary of significant accounting policies."

The consolidated financial statements include the following information for the continuing operation of Biopool US, Biopool Sweden, and Xtrana in thousands of dollars.

                                                              INTER-
                                                             COMPANY
                            BIOPOOL    BIOPOOL               ELIMIN-   CONSOLI-
                                 US     SWEDEN     XTRANA     ATIONS      DATED
-------------------------------------------------------------------------------
                                               (in thousands)

SIX MONTHS ENDED JUNE 30, 2001

Sales ...................   $ 3,903    $ 1,491    $   223    $  (690)   $ 4,927
Less intercompany .......      (331)      (359)      --          690       --
                            -------    -------    -------    -------    -------
Sales to unafilliated
   customers ............     3,572      1,132        223       --        4,927

   Pre-tax income (loss)         42         46     (1,795)        (7)    (1,714)

Total assets as of
   June 30, 2001 ........     9,399      2,331      8,083     (2,569)    17,244
-------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000

Sales ...................   $ 4,126    $ 1,777               $  (660)   $ 5,243
Less intercompany .......      (281)      (379)                  660        --
                            -------    -------               --------   -------
Sales to unaffiliated
   customers ............     3,845      1,398                  --        5,243

   Pre-tax income .......       437        450                  --          887

Total assets as of
   June 30, 2000 ........     9,511      2,482                  (123)    11,870
-------------------------------------------------------------------------------

6.   INCOME TAXES

For the year ended December 31, 2000, the Company recorded a full valuation allowance for its net operating loss carryforwards, which historically had been carried as a deferred tax asset, as well as providing a provision for the payment of income tax for the Company's Swedish subsidiary. The current quarter ended June 30, 2001, reflects a full valuation allowance on the net operating loss recorded for the quarter, as well as a provision for income tax for the Company's Swedish subsidiary.

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

8.   MERGER WITH THE FORMER XTRANA, INC.

Effective August 10, 2000, the former Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana, Inc. and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, Inc. Of the total shares issued, 936,946 shares are held in escrow and are contingently cancelable if certain sales objectives for the former Xtrana, Inc. business are not met. The contingently cancelable consideration would be recorded as additional purchase price when the contingency is resolved. The contingent shares are reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow. Additionally, as a part of the merger, 998,366 warrants with an estimated fair value of $587,000 were issued to warrant holders of the former Xtrana, Inc. and certain financial advisors. The stockholders of the former Xtrana, Inc. now hold approximately 50% of the outstanding stock of the Company, on a fully diluted basis. On June 21, 2001, pursuant to a shareholder vote, the Company changed its name to Xtrana, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Founded in 1987, the Company develops, manufactures, and markets a full range of test kits to assess and diagnose disorders of blood coagulation, thrombotic risk factors, fibrinolysis, platelet function, and the vascular system. Effective with the August 10, 2000 merger, the Company also develops nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

RESULTS OF OPERATIONS

Sales were $2.5 million for the three-month period and $4.9 million for the six-month period ended June 30, 2001, compared with $2.8 million and $5.2 million for the corresponding periods of 2000. The revenue for the Hemostasis operations was $4.7 million for the six months ended June 30, 2001, compared to $5.2 million for the same period in 2000. This decline was the result of: a strengthening of the US dollar against the Swedish Krona, which resulted in $0.2 million of the decline; a reduction in sales of fibrinolysis products in Europe, as economic conditions in many countries have forced a reduction in research spending where these products are utilized; and a reduction in sales to OEM customers. These declines were partially offset by a significant increase in direct/US distributor revenue for the period. Direct/US distributor revenue was $1.1 million for the six-month period ended June 30, 2001, compared to $0.8 million for the same period in 2000. The Company intends to continue to focus more of its efforts in this area in the future. The Xtrana operations generated revenue of $0.2 million for the six months ended June 30, 2001, which was primarily income from various research and development grants. XtraAmp-TM, the Company's first commercial nucleic acid based product, will be officially launched through various distributors, including Beckman Coulter, Inc., in the third and fourth quarters of 2001.

Cost of goods sold was $1.3 million for the three months and $2.6 for the six months ended June 30, 2001, compared with $1.3 million and $2.5 million for the corresponding periods in 2000. Gross margin was 46.4% for the three-month period and 47.9% for the six-month period ended June 30, 2001, compared with 55.0% and 53.5% for the corresponding periods in 2000. Gross margins were reduced by 5.6% for the six-month period in 2001 as a result of: reduced fixed overhead absorption to inventory in 2001 versus 2000, as production levels were higher in the 2000 period resulting in a build up of finished goods inventory on June 30, 2000; a favorable inventory adjustment of 1.5% during the quarter ended June 30, 2000, which did not recur in 2001; and the unfavorable foreign exchange impact on some of our Swedish subsidiary's raw material costs.

Operating expenses were $1.9 million and $4.1 million for the three months and six months ended June 30, 2001, respectively, compared with $1.0 million and $2.0 million for the same periods in 2000. Operating expenses increased by $0.9 million during the second quarter as a result of: amortization of goodwill of $0.3 million in connection with the merger; the addition of the Denver operations representing an increase of $0.5 million, approximately 75% of which represents research and development activities and lab facilities relating to the nucleic acid segment of the business; and increased spending on marketing, research and development, and quality assurance in the Hemostasis business segment.

Other income is primarily interest income.

FINANCIAL CONDITION

As of June 30, 2001,  working capital was $4.6 million,  with a current ratio of
3.6 to 1.0. We have a $2.1 million revolving credit facility of which $2.0 million is unused and available.

The Company is currently consuming cash to fund the research and development of its nucleic acid diagnostic technologies. The Company believes that some of this investment will be offset by government grants and revenue from the sale of nucleic acid products over the next twelve months. This revenue combined with the Company's current availability of cash, unused line of credit, working capital, and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months. However, should revenues from government grants and the nucleic acid product lines not materialize, it may become necessary for the Company to raise additional capital to fund its ongoing operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions), which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, as well as other factors discussed in the Company's last Report on Form 10-KSB.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The  Registrant's  Annual  Meeting of  Stockholders  was held June 21,
          2001.

     (b) The following directors were elected for the ensuing year at the Annual Meeting:

          Michael D. Bick, Ph.D.                  John C. Gerdes, Ph.D.
          Douglas L. Ayer                         N. Price Paschall
          James H. Chamberlain                    Stephen K. Schultheis

          No other director's term of office continued after the Annual Meeting.

     (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

          1.   The election of Michael D. Bick, Ph.D., as a director:

               13,875,802 votes for; 1,886,916 votes against; 0 votes withheld; 0 abstentions; 1,400,294 non-votes.

          2.   The election of Douglas L. Ayer as a director:

               14,029,177 votes for; 1,733,541 votes against; 0 votes withheld; 0 abstentions; 1,400,294 non-votes.

          3.   The election of James H. Chamberlain as a director:

               13,858,342 votes for; 1,904,376 votes against; 0 votes withheld; 0 abstentions; 1,400,294 non-votes.

          4.   The election of John C. Gerdes, Ph.D., as a director:

               14,036,377 votes for; 1,726,341 votes against; 0 votes withheld; 0 abstentions; 1,400,294 non-votes.

          5.   The election of N. Price Paschall as a director:

               13,878,827 votes for; 1,883,891 votes against; 0 votes withheld; 0 abstentions; 1,400,294 non-votes

          6.   The election of Stephen K. Schultheis as a director:

               14,033,377 votes for; 1,729,341 votes against; 0 votes withheld; 0 abstentions; 1,400,294 non-votes

          7.   To change the name of the corporation to Xtrana, Inc.:

               15,420,578 votes for; 295,590 votes against; 0 votes withheld; 46,550 abstentions; 1,400,294 non-votes

          8. To amend the Company's Certificate of Incorporation to (a) prohibit stockholder action by written consent, and (b) preclude the ability of stockholders to call a special meeting:

               3,465,542 votes for; 8,506,211 votes against; 0 votes withheld; 52,200 abstentions; 5,139,059 non-votes

          9. To amend the Company's Certificate of Incorporation to allow for the issuance of one or more series of preferred stock, the rights, preferences and privileges of which may be designated by the Board of Directors:

               6,156,751 votes for; 5,800,269 votes against; 0 votes withheld; 66,933 abstentions; 5,139,059 non-votes

          10. To ratify the appointment of Ernst & Young LLP as the independent public accountants of the Company:

               15,725,345 votes for; 19,873 votes against; 0 votes withheld; 17,500 abstentions, 1,400,294 non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 3.1 - Amended and Restated Certificate of Incorporation

     (b)  Reports on Form 8-K.

          1.   Form 8-K filed April 9, 2001
               Item 5 - Press Releases dated March 22, 2001 and April 9, 2001, announcing the Company's 2000 year-end and fourth quarter results and its settlement agreement with Agen Biomedical, Ltd., respectively.

          2.   Form 8-K filed July 2, 2001.
               Item 5 - Press Release dated June 21, 2001, announcing the appointment of Timothy J. Dahltorp as the Company's Chief Executive Officer.

          3.   Form 8-K filed July 5, 2001.
               Item 5 - Press Release dated July 5, 2001, announcing that the Company has changed its name from Biopool International, Inc., to Xtrana, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  AUGUST 10, 2001                           XTRANA, INC.
       ---------------                           -------------------------------
                                                 (Registrant)




                                                 /s/ Timothy J. Dahltorp
                                                 -------------------------------
                                                 Timothy J. Dahltorp
                                                 Chief Executive Officer and
                                                 Chief Financial Officer