Form 10QSB
period 2001-09-30
XTRANA INC
filed 2001-11-14
CIK 830736

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

                    For the quarter ended September 30, 2001


                         ------------------------------
                         COMMISSION FILE NUMBER 0-17714
                         ------------------------------


                                  XTRANA, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                            58-1729436
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

590 BURBANK STREET, SUITE 205,                             (303) 466-4424
BROOMFIELD, COLORADO 80020                        (Registrant's telephone number
(Address of principal executive offices)               including area code)


                   -----------------------------------------

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


Outstanding at September 30, 2001, Common Stock, $.01 par value per share, 17,326,863 shares.
================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                             2001          2000
                                                       (UNAUDITED)
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
     Cash ..........................................     $  1,425      $  4,011
     Accounts receivable, net ......................        1,398         1,356
     Inventories ...................................        2,135         2,056
     Prepaid expenses and other current assets .....          379           266
                                                         --------      --------

TOTAL CURRENT ASSETS ...............................        5,337         7,689

PROPERTY AND EQUIPMENT .............................        4,527         3,718
     Less accumulated depreciation .................       (3,007)       (2,745)
                                                         --------      --------

PROPERTY AND EQUIPMENT, NET ........................        1,520           973

Goodwill, net of amortization of $1,558 and
     $761 in 2001 and 2000, respectively ...........        9,125         9,922

OTHER ASSETS .......................................          225           146
                                                         --------      --------

TOTAL ASSETS .......................................     $ 16,207      $ 18,730
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ..........................     $  1,757      $  1,306

DEFERRED TAX LIABILITY .............................          164           164

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000
     shares authorized; 17,326,863 and
     17,163,012 shares issued and out-
     standing in 2001 and 2000 .....................          173           171
Other stockholders' equity .........................       18,511        18,745
Accumulated deficit ................................       (4,398)       (1,656)
                                                         --------      --------

TOTAL STOCKHOLDERS' EQUITY .........................       14,286        17,260
                                                         --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 16,207      $ 18,730
                                                         ========      ========


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    THREE MONTHS ENDING      NINE MONTHS ENDING
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                       2001        2000        2001        2000
-------------------------------------------------------------------------------
                                        (in thousands except per share data)

SALES ..........................   $  1,888    $  2,446    $  6,815    $  7,688
Cost of sales ..................      1,144       1,429       3,712       3,874
                                   --------    --------    --------    --------

GROSS PROFIT ...................        744       1,017       3,103       3,814

Operating expenses:
     Selling, general,
       administrative ..........      1,345       1,015       4,471       2,817
     Research and development ..        435         169       1,418         325
Other expenses (income), net ...        (34)         19         (88)        (22)
                                   --------    --------    --------    --------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE TAXES ...     (1,002)       (186)     (2,698)        694
Income tax expense .............         26         (33)         44         265
                                   --------    --------    --------    --------

NET INCOME (LOSS) ..............   $ (1,028)   $   (153)   $ (2,742)   $    429
================================================================================


WEIGHTED AVERAGE SHARES
     OUTSTANDING
     Basic .....................     17,248      12,639      17,192       9,622
     Effect of dilutive shares .       --           449        --           154

     Diluted ...................     17,248      13,088      17,192       9,776
                                   ========    ========    ========    ========

BASIC AND DILUTED EARNINGS
     PER SHARE
     Net income (loss) - Basic .   $  (0.06)   $  (0.01)   $  (0.16)   $   0.04
     Net income (loss) - Diluted      (0.06)      (0.01)      (0.16)       0.04


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




NINE MONTHS ENDING SEPTEMBER 30,                              2001         2000
-------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES .................................     $(1,295)     $   295

INVESTING ACTIVITIES .................................      (1,059)       1,255

FINANCING ACTIVITIES .................................        --            200

EFFECT OF EXCHANGE RATES .............................        (232)        (261)
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH ......................      (2,586)     $ 1,489

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......       4,011        2,749
                                                           -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............     $ 1,425      $ 4,238
                                                           =======      =======


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Financial information presented in the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES                       September 30,                December 31,
                                               2001                        2000
                                         ----------                  ----------

     Raw materials                       $      642                  $      584
     Work in process                            730                         685
     Finished products                          940                         966
     Reserves                                  (177)                       (179)
                                         -----------                 ----------

                                         $    2,135                  $    2,056
                                         ===========                 ==========

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

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive loss for the nine months ended September 30, 2001 was $2,974,000, compared to comprehensive income of $168,000 for the same period in 2000.

5.   SEGMENT INFORMATION

The Company currently operates in two industries, in vitro diagnostic medical products and nucleic acid (DNA/RNA) testing. Within the in vitro diagnostic medical products industry, the Company has two reportable segments, each of which operate under the Biopool(R) label. These segments are our United States operations and the operations of the Company's wholly owned operating subsidiary, Biopool Sweden (Biopool AB). These two segments each manufacture and sell distinct products with different production processes. The United States operations consist of the manufacturing and sale of hemostasis products, and the operations of Biopool Sweden primarily consist of the manufacturing and sale of fibrinolytic system testing kits (collectively, the United States operations and the operations of Biopool Sweden are referred to as the "Hemostasis Business"). On November 9, 2001, Xtrana entered into an Asset Purchase Agreement with Trinity Biotech, plc ("Trinity"), to sell the assets related to its Hemostasis Business to Trinity, as described in Footnote 9, "Sale of Hemostasis Business." The nucleic acid (DNA/RNA) testing segment of our business is operated under the Xtrana name and was acquired by the Company on August 10, 2000, as described in Footnote 8, "Merger with Xtrana, Inc."

The Company has historically evaluated each of these segments and allocated resources based on revenue and anticipated return on investment. The accounting policies of the reportable segments are the same as those described in the 2000 Form 10-KSB, "Summary of significant accounting policies."

The consolidated financial statements include the following information for the continuing operation of Biopool US, Biopool Sweden, and Xtrana in thousands of dollars.



                                                                         INTER-
                                                                       COMPANY
                                               BIOPOOL                  ELIMIN-    CONSOLI-
                                        US      SWEDEN      XTRANA      ATIONS       DATED
------------------------------------------------------------------------------------------
                                                        (in thousands)
NINE MONTHS ENDED
     SEPTEMBER 30, 2001

Sales .........................   $  5,288    $  2,247    $    277    $   (997)   $  6,815
Less intercompany .............       (502)       (495)       --           997        --
                                  --------    --------    --------    --------    --------

Sales to unafilliated customers      4,786       1,752         277        --         6,815

     Pre-tax income (loss) ....       (258)        158      (2,570)        (28)     (2,698)

Total assets as of September
     30, 2001 .................      9,348       2,476       7,079      (2,696)     16,207
------------------------------------------------------------------------------------------
NINE MONTHS ENDED
     SEPTEMBER 30, 2000

Sales .........................   $  6,100    $  2,487    $     45    $   (943)   $  7,688
Less intercompany .............       (399)       (544)       --           943        --
                                  --------    --------    --------    --------    --------

Sales to unaffiliated customers      5,701       1,943          45        --         7,688

     Pre-tax income ...........        401         581        (288)       --           694

Total assets as of September
     30, 2000 .................      8,864       2,392      10,054      (1,159)     20,151
------------------------------------------------------------------------------------------

6.   INCOME TAXES

For the year ended December 31, 2000, the Company recorded a full valuation allowance for its net operating loss carryforwards, which historically had been carried as a deferred tax asset, as well as providing a provision for the payment of income tax for the Company's Swedish subsidiary. The current quarter ended September 30, 2001, reflects a full valuation allowance on the net operating loss recorded for the quarter, as well as a provision for income tax for the Company's Swedish subsidiary.

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

The Company is involved from time to time in disputes with third parties concerning its business, none of which are considered by management to be material.

8.   MERGER WITH THE FORMER XTRANA, INC.

Effective August 10, 2000, the former Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana, Inc. and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, Inc. Of the total shares issued, 936,946 shares are held in escrow and are contingently cancelable if certain sales objectives for the former Xtrana, Inc. business are not met. The contingently cancelable consideration would be recorded as additional purchase price when the contingency is resolved. The contingent shares are reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow. Additionally, as a part of the merger, 998,366 warrants with an estimated fair value of $587,000 were issued to warrant holders of the former Xtrana, Inc. and certain financial advisors. At the effective time of the merger, the stockholders of the former Xtrana, Inc. held approximately 50% of the outstanding stock of the Company, on a fully diluted basis. On June 21, 2001 the Company changed its name to Xtrana, Inc.

9.   SALE OF HEMOSTASIS BUSINESS

On November 9, 2001, Xtrana entered into an Asset Purchase Agreement with Trinity Biotech plc to sell the assets related to its Hemostasis Business to Trinity. As consideration for the Sale of Assets, Trinity will pay and deliver to Xtrana at the closing cash and securities totaling $6,250,000 in the following manner: (a) cash in the amount of $3,658,500; (b) a secured promissory note in the amount of $855,200 payable twelve (12) months after the closing date; (c) a secured promissory note in the amount of $1,166,200 payable twenty-four (24) months after the closing date; and (d) a secured promissory note in the amount of $570,100 payable thirty-six (36) months after the closing date. Completion of the Sale of Assets is subject to various conditions (any of which may be waived by the party benefited by the condition), including among them approval by the Xtrana stockholders. A preliminary Proxy Statement on Form 14A was filed with the Securities and Exchange Commission on November 9, 2001. It is contemplated that a meeting of the stockholders will be held in December 2001 to approve the sale of the Hemostasis Business, and that, subject to the closing conditions, the transaction will be consummated before the end of the year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Xtrana's mission is to simplify the analysis of DNA/RNA, so that nucleic acid based detection systems can be utilized in point-of-care, point-of-service applications. The proprietary assays developed by Xtrana are designed to be easy to use outside of a traditional molecular biology laboratory at a cost per test that is competitive with existing rapid test technologies. These diagnostic tests are intended for use in drug discovery, detection of environmental and food contaminants, forensics and testing for identity, human and animal diseases, genetic predisposition to disease, and other applications. The Company's first commercial nucleic acid product is Xtra Amp(TM), DNA or RNA extraction kits that enable high throughput extraction in as little as 3 minutes, versus competing technologies that can take 30 minutes to 3 hours. Through its Hemostasis Business, the Company also develops, manufactures, and markets a full range of test kits to assess and diagnose disorders of blood coagulation, thrombotic risk factors, fibrinolysis, platelet function, and the vascular system under the Biopool(R) label. However, on November 9, 2001, Xtrana entered into an Asset Purchase Agreement with Trinity Biotech plc to sell the assets related to its Hemostasis Business to Trinity. A preliminary Proxy Statement on Form 14A was filed with the Securities and Exchange Commission on November 9, 2001. It is contemplated that a meeting of the stockholders will be held in December 2001 to approve the sale of the Hemostasis Business, and that, subject to the closing conditions, the transaction will be consummated before the end of the year.

RESULTS OF OPERATIONS

Sales were $1.9 million for the three-month period and $6.8 million for the nine-month period ended September 30, 2001, compared with $2.4 million and $7.7 million for the corresponding periods of 2000. The revenue for the Hemostasis Business was $6.5 million for the nine months ended September 30, 2001, compared to $7.6 million for the same period in 2000. This decline was the result of: a reduction in sales to OEM customers, which resulted in $1.2 million of the decline; a strengthening of the US dollar against the Swedish Krona, which resulted in $0.3 million of the decline; and a reduction in sales of fibrinolysis products in Europe, as economic conditions in many countries have forced a reduction in research spending where these products are utilized. These declines were partially offset by increases in direct/US distributor revenue for the period. Direct/US distributor revenue was $1.5 million for the nine-month period ended September 30, 2001, compared to $1.2 million for the same period in 2000. The Company intends to sell its Hemostasis Business prior to the end of this year. Consequently, in the event that such sale is consummated, all revenue from the Hemostasis Business will cease after the fourth quarter of this year. The Xtrana operations generated revenue of $0.3 million for the nine months ended September 30, 2001, which was primarily income from various research and development grants. XtraAmp(TM), the Company's first commercial nucleic acid based product, will be officially launched through various distributors in the fourth quarter of 2001. At this time the Company has Xtra Amp(TM) distributors up and running in the United States, the United Kingdom, Australia, Canada, and several other European countries. As these distributors are in the process of training their respective sales teams, we do not expect to see material revenues for Xtra Amp(TM) in the fourth quarter, but would expect to see some penetration of these markets in the first and second quarters of 2002. As part of its decision to sell its Hemostasis Business, the Company determined to accelerate the development and commercialization of its current nucleic acid technologies, as well as potentially invest in other similar technologies with significantly greater growth prospects than those Xtrana can reasonably expect from the Hemostasis Business. The sale will also enable Xtrana's management team to focus on a single business line.

Cost of goods sold was $1.1 million for the three months and $3.7 for the nine months ended September 30, 2001, compared with $1.4 million and $3.9 million for the corresponding periods in 2000. Gross margin was 39% for the three-month period and 46% for the nine-month period ended September 30, 2001, compared with 42% and 50% for the corresponding periods in 2000. Gross margins were reduced by 4% for the nine-month period in 2001 as a result of: reduced fixed overhead absorption on lower sales levels; and the unfavorable foreign exchange impact on some of our Swedish subsidiary's raw material costs.

Operating expenses were $1.8 million and $5.9 million for the three months and nine months ended September 30, 2001, respectively, compared with $1.2 million and $3.1 million for the same periods in 2000. Operating expenses increased by $0.6 million during the third quarter as a result of: amortization of goodwill of $0.2 million in connection with the merger; and the addition of the Denver operations representing an increase of $0.4 million, approximately 75% of which represents research and development activities and lab facilities relating to the nucleic acid segment of the business. Operating expenses relating to the Hemostasis business segment in the third quarter of 2001were consistent with levels in the same period in 2000.

Other income is primarily interest income.

FINANCIAL CONDITION

As of September 30, 2001, working capital was $3.6 million, with a current ratio of 3.04 to 1.00. We have a $2.1 million revolving credit facility of which $2.0 million is unused and available.

The Company is currently consuming cash to fund the research and development of its nucleic acid diagnostic technologies. The Company believes that some of this investment will be offset by government grants and revenue from the sale of nucleic acid products over the next twelve months. This revenue combined with the Company's current availability of cash, unused line of credit, working capital, and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months. However, should revenues from government grants and the nucleic acid product lines not materialize, it may become necessary for the Company to raise additional capital to fund its ongoing operations. If the Sale of the Hemostasis Business is completed, cash would be increased by approximately $3.6 million. This infusion of capital would provide the liquidity required to fund the Company's operations and its further investment in the nucleic acid diagnostic technologies.

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

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A preliminary Proxy Statement on Form 14A was filed with the Securities and Exchange Commission 0n November 9, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits - None

           (b)     Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        NOVEMBER 14, 2001                     XTRANA, INC.
       -------------------------------             -----------------------------
                                                   (Registrant)





                                                   /S/ TIMOTHY J. DAHLTORP
                                                   -----------------------------
                                                   Timothy J. Dahltorp
                                                   Chief Executive Officer and
                                                   Chief Financial Officer