Form 10KSB
period 2001-12-31
XTRANA INC
filed 2002-03-29
CIK 830736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


                         COMMISSION FILE NUMBER 0-17714


                                  XTRANA, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                               58-1729436
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

590 BURBANK STREET, SUITE 205, BROOMFIELD, COLORADO                 80020
(Address of Principal Executive Offices)                         (ZIP CODE)

        Registrant's telephone number including area code (303) 466-4424


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]        NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State Issuer's revenues for its most recent fiscal year: $479,000.

The aggregate market value of Xtrana, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 20, 2002, was $7,043,612.

Number of shares of Common Stock of Xtrana, Inc., $.01 par value, issued and outstanding as of December 31, 2001: 17,323,498.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB

PART I                                                                      PAGE

Item 1.    Business.....................................................       3
Item 2.    Properties...................................................       9
Item 3.    Legal Proceedings............................................       9
Item 4.    Submission of Matters to a Vote of Security-
               Holders..................................................      10

PART II

Item 5.    Market for the Registrant's Common Equity and
               Related Stockholder Matters..............................      10
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...............................................      10
Item 7.    Financial Statements and Supplementary Data..................      20
Item 8.    Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure...................      20

PART III

Item 9.    Directors and Executive Officers.............................      20
Item 10.   Executive Compensation.......................................      20
Item 11.   Security Ownership of Certain Beneficial Owners
               and Management...........................................      20
Item 12.   Certain Relationships and Related Transactions...............      20
Item 13.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K......................................      21

SIGNATURES .............................................................      22

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Xtrana, Inc. ("Xtrana" or the "Company"), formerly known as Biopool International, Inc., develops and commercializes technologies to simplify the analysis of DNA/RNA, so that nucleic acid-based detection systems can be utilized in point-of-care, point-of-service applications. The proprietary assays developed by Xtrana are designed to be easy to use outside of a traditional molecular biology laboratory at a cost per test that is competitive with existing rapid test technologies. These diagnostic tests are intended for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

     We were initially incorporated in Delaware in 1987. The name of the company was changed from Biopool International, Inc., to Xtrana, Inc., in June of 2001. Our corporate headquarters is located in Broomfield, Colorado, where we conduct manufacturing operations as well as significant research and development activities.

     On August 10, 2000, we completed a merger with the former Xtrana, Inc., a company based in Denver, Colorado, and primarily engaged in the development of new proprietary nucleic acid (DNA/RNA) testing technology.

     On December 21, 2001, we completed our strategy of divesting ourselves of our Hemostasis business segment by selling substantially all of the assets of that business to Trinity Biotech plc, an Irish corporation, for total consideration of US$6,250,000 plus the assumption of certain of our liabilities associated with that business. The assets sold included the operations of Xtrana located in Ventura, California, and our wholly owned Swedish subsidiary, Biopool AB. The total consideration of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,000 in cash which was paid on December 21, 2001; (b) a note in the amount of US$855,200 due on December 21, 2002; (c) a note in the amount of US$1,166,200 due on December 21, 2003; and (d) a note in the amount of US$570,100 due December 21, 2004. The notes carry interest at a rate of 5% per annum, and are secured by a second position on substantially all of the assets of Trinity Biotech plc that are located in the United States.

NUCLEIC ACID (DNA/RNA) TESTING INDUSTRY

     The growing understanding of genetics and the genetic basis of biological activity is driving renewed growth in the research and commercial testing markets. Genomics research is being applied to identify specific genes and to use the identity of the gene to identify its source, as in forensics, paternity and pathogen testing, or to reveal possible linkages between the gene and biologic activity and disease, as in diagnostic testing. Highly specific detection tests and, where applicable, precisely targeted therapeutic approaches are being designed to address not only human disorders but also veterinary, environmental, food safety, forensics, and other applications. These new tests and approaches require specialized research reagents, supplies, tools, and instruments. Currently, demand for these reagents, supplies, tools, and instruments arise from both academic and industrial researchers and from commercial testing applications, such as forensics, paternity, and diagnostic testing.

     In order to capitalize on increasing demand generated by both the research and commercial markets, the Company, along with other industry participants, are developing a wide range of products and services including genomic information, diagnostic tests and assays, testing services, drugs and gene therapies, and environmental services. We are already participating in both the commercial and research segments of the genetics market. Further, one segment of the commercial market--human diagnostic testing--offers particular opportunities due to the size of the market and the limited development of nucleic acid-based testing products to date.

     Historically, the analysis of nucleic acid has been a very expensive and time-consuming process, requiring extensive and well-equipped microbiology laboratories and highly trained personnel. The process can be segmented into three independent steps. First, the DNA or RNA must be extracted from the sample, which could be blood, tissue, urine, food products, etc., and isolated from contaminants. This process is also referred to as sample preparation. Second, the specific gene sequence related to the target to be analyzed is amplified, making thousands of copies of the sequence if it is present in the sample. Lastly, the gene sequence must be detected and analyzed. We have developed proprietary technologies in sample preparation and detection, and are working on the development of an amplification technology. Each of the technologies, once commercialized, could be marketed as standalone products. When combined, the technologies could permit the development of rapid, easy-to-use, and cost-effective nucleic acid testing devices that can be employed in place of the current complex and time-consuming laboratory-based procedures, either in a laboratory setting or at the point of sample collection.

STRATEGY

     Our strategy is to become the leader in the development of rapid, easy-to-use, cost-effective nucleic acid-based technology products. We are attempting to develop diagnostic platforms that combine all three steps of nucleic acid analysis, extraction, amplification, and detection, in user-friendly, point-of-service products. Because our technology is applicable to nearly any nucleic acid testing situation, we believe we will be able to successfully develop an extremely broad range of potential commercial and research applications using our proprietary technologies. In order to facilitate this strategy, the Company:

     o Divested itself of its Hemostasis business segment by selling substantially all of the assets of that business to Trinity Biotech plc in order to fully focus on the development and sale of its nucleic acid-based technology products;

     o Began investing more resources in research and development than in its prior operating periods. In 2000, we spent $302,000 on research and development. In 2001, research and development expenses increased approximately $1.1 million to $1,372,000, or 354% over 2000 levels, and we anticipate increasing that spending in 2002 to approximately $2.3 million. We expect this investment will result in completion of our diagnostic platforms and the introduction of a number of novel products based on our technologies; and

     o Is continuing to expand its worldwide distribution network for the sale of our extraction products, as well as evaluating potential partners for the co-development/distribution of our diagnostic platforms.

     The Company is focused on directly participating in the following industry segments for nucleic acid testing:

     o EXTRACTION/SAMPLE PREPARATION - Total annual sales of reagents for the preparation and purification of nucleic acids in 2001 was estimated to be $760 million, and is expected to grow to over $1.3 billion annually by the year 2005.

     o CLINICAL DIAGNOSTICS - The total annual sales of all clinical diagnostic applications was estimated to be in excess of $21 billion in 2001. Of this total, nucleic acid-based diagnostics represented approximately 7%, or $1.5 billion. It is anticipated that the total clinical diagnostics industry will grow to over $35 billion by the year 2005. The nucleic acid segment is expected to grow at a much more rapid rate as new technologies enable new testing and cannibalize old testing methodologies.

     o BIOLOGICAL WARFARE AGENT DETECTION - The current and future size of this market are unknown at this time, but we anticipate it becoming a significant market in the area of nucleic acid diagnostics.

     Because of our limited size and resources, our current strategy for other industries and potential applications for our products and technologies, including but not limited to food pathogen detection, water pathogen detection, veterinary diagnostics, and forensics, is to license our technologies to third parties.

TECHNOLOGIES

     Xtra Bind(TM) is a family of nucleic acid extraction matrices that the Company has developed, representing the foundation technologies for the Company's current and future commercial products. These matrices capture and stabilize DNA and RNA and allow for enzymatic manipulation of the nucleic acid, resulting in an extremely rapid and efficient extraction protocol.

     The Xtra Bind(TM) matrices are unique in that they not only serve to selectively bind DNA and RNA, but also interface with multiple amplification technologies and downstream applications. For example, DNA can be amplified by Polymerase chain reaction (PCR), and RNA can be copied and amplified by a similar process known as RT-PCR, directly off of the solid phase bound nucleic acid without elution. This permits the use of our Xtra Bind(TM) material to create an extremely rapid extraction protocol and eliminates the need for the vacuum filtration, centrifugation, or hazardous chemicals commonly associated with other extraction methods. The protocol merely requires pipetting or liquid handling steps for the addition of the sample, lysis buffer, and a wash buffer - thus making it ideally suited for automated platforms and high throughput screening or sample processing. Nucleic acid is highly stable when bound to the Xtra Bind(TM) matrix and can be stored at room temperature for extended periods rather than using valuable freezer space.

     Additionally, Xtra Bind(TM) provides both multiplex and re-amplification capabilities. The multiplex protocol requires no primer optimization and can be used to amplify up to 25 targets in a single reaction. The Xtra Bind(TM) material also acts as an archival platform, allowing the user to re-amplify either the same target or different targets from the original Xtra Amp(TM) tube. This ability to re-amplify when combined with Xtra Amp(TM)'s multiplex capability provides researchers with a powerful and efficient tool.

     The Xtra Bind(TM) matrix can be coated on many different surfaces. This capability, combined with the simple and efficient extraction protocol, makes this material ideal for incorporating sample preparation onto diagnostic platforms.

     We are also working on the development of several proprietary amplification technologies. These technologies are isothermal strategies, using a single temperature combined with enzyme interaction in order to promote amplification. These technologies are in their early stages of development. If the development process were to be successful, this technology would give us all three of the processes necessary for the development of our diagnostic platforms.

     We also have several detection technologies that we have developed. Our primary detection methodology is a lateral flow strip for nucleic acid detection. This patented method is similar in function to the detection strip utilized in home pregnancy tests. The sample is added to the lateral flow strip post-amplification, and in less than one minute a blue line will appear on the strip if the sample is present. This qualitative detection method is much more rapid than traditional agarose gel methods, and when used with Xtra Bind(TM) extraction, can provide higher levels of sensitivity.

     For quantitative detection, where the user needs to know not only if the sample is present, but in what number, we have developed a proprietary florescence detection method. This strategy employs florescent probes that are attached to the amplified product if it is present. These florescent probes can then be detected and counted. The incorporation of the probes is similar to the lateral flow technology in that it is simple and rapid.

     SCIP(TM) (Self-Contained Integrated Particle) is a strategy that we have developed to combine all three aspects of nucleic acid analysis, extraction, amplification, and detection, into a self-contained, point-of-care device. We have several device patents surrounding the SCIP(TM) concept, and it is envisioned that SCIP(TM) will be a family of diagnostic platforms, each specific to the requirements of various applications.

     We have numerous other technologies in various areas of nucleic acid analysis.

PRODUCTS

     Our initial commercial product, the Xtra Amp(TM) Extraction System, utilizes our proprietary Xtra Bind(TM) material, and provides the user with a rapid and easy-to-use extraction kit. The Xtra Amp(TM) System is sold for use with amplification and detection products and processes currently available in the marketplace. This system enables the extraction of nucleic acid with only three minutes of hands-on time and the elimination of centrifugation, vacuum filtration, product transfer, or elution steps, all of which are currently necessary with competing technologies. This saves valuable laboratory time and minimizes the risks of cross-contamination, as the entire extraction and amplification process takes place in the same tube. Additionally, the Xtra Amp(TM) kits provide for long-term dry storage of the nucleic acid sample that can be used later for tracking or follow-up testing.

     Xtra Amp(TM) Extraction Kits are sold in both 8x12 PCR tubes and 96-well plate formats. The kits come in three series for various applications:

     o SERIES I - For the extraction and isolation of DNA from whole blood, buccal swab, buffy coat fraction, and E. coli cells.

     o SERIES II - For the extraction and isolation of RNA from tissue culture cells.

     o SERIES III - For the extraction and isolation of DNA from whole tissues, tissue culture cells, rodent tails, yeast, and blood stains.

CUSTOMERS

     Prior to our sale of the Hemostasis business, we had over 50 independent dealers in 40 countries. Because of the limited nature of our sales of nucleic acid-based products to date, none of our current customers account for more than 10% of our revenue. We expect this to change over the course of the current year as we increase our sales levels.

RESEARCH AND DEVELOPMENT

     All of our research and development activities are focused on the development of technologies that can be brought to market in the form of commercialized products. These research and development activities have been funded by internal capital as well as via various government grants. The major projects under development in 2002 are:

     o 384-well plate format for Xtra Amp(TM) Extraction Kits. This format will provide access to the high-end automated sample preparation market.

     o Additional Xtra Amp(TM) applications, including plant, and RNA from whole blood, thus continuing to broaden the product line.

     o Development and optimization of a proprietary isothermal amplification technology.

     o Modular SCIP(TM) - A kit for the extraction, amplification and detection of nucleic acid. This kit would not be a self-contained device, but would include components of an Xtra Amp(TM) extraction kit, amplification reagents, and a lateral flow cassette. Assays will be initially targeted at food pathogen detection.

     o SCIP(TM) for infectious disease - Intended to be a point of care diagnostic device for the doctor's office. Provides a highly simple device: sample in, result out. The test is processed during the patient visit, thus allowing for more effective treatment. Device design is a base unit with disposable cartridges. The first cartridge under development is a test for chlamydia/gonorrhea.

     On November 8, 2000, we were issued U.S. patent 6,153,425, entitled "Self-Contained Device Integrating Nucleic Acid Extraction, Amplification, and Detection." This patent is a continuation, in part, of an earlier patent, expanding upon our development strategy for a self-contained nucleic acid detection system to include a modular design that will interface with multiple amplification technologies.

     On September 18, 2001, we were issued U.S. patent 6,291,166 entitled "Nucleic Acid Archiving." This patent covers the Xtra Bind(TM) family of nucleic acid extraction matrices representing the foundation technologies for the Company's current and future commercial products. These matrices capture and stabilize DNA and RNA and allow for enzymatic manipulation of the nucleic acid, resulting in an extremely rapid and efficient extraction protocol.

     During 2001 and 2000, we spent $1,372,000 and $302,000, respectively, for research and development. We expect research and development spending to continue to increase in 2002 as we continue to expand our technology portfolio and push our technologies to commercial product.

     In nucleic acid detection, we utilize the expertise of advisors. Two of these are Michael P. Doyle, Ph.D., and Jim Mahony, Ph.D. Dr. Doyle is well known in the food microbiology industry and provides consultation regarding our food pathogen detection assays, including E. coli 0157:H7, Listeria monocytogenes, Salmonella, Coliforms, and Campylobacter. He received his B.S. degree in Bacteriology in 1973, an M.S. in Food Microbiology in 1975, and a Ph.D. in Food Microbiology in 1977, all from the University of Wisconsin-Madison. After working for the Ralston Purina Co. from 1977-80, he accepted an Assistant Professor position at the Food Research Institute at the University of Wisconsin-Madison in 1980. He remained there, advancing to full Professor in the Department of Food Science, until 1991. In 1991, Dr. Doyle moved to Griffin, Georgia, where he remains as Professor and Director of the Center for Food Safety and Quality Enhancement, and Head, Department of Food Science and Technology, University of Georgia. Dr. Mahony is well known in clinical virology and chlamydiology. He is consulting and collaborating on the development of a SCIP(TM)-based assay for urine detection of chlamydia and gonorrhea. He is Professor and Director at McMaster University Virology and Chlamydiology Laboratory, Hamilton, Ontario, Canada. Dr. Mahony has authored 104 publications, most of which deal with either chlamydia or gonorrhea. He has also published 25 articles in books, all discussing STD's and chlamydia. His lab frequently conducts and publishes validation studies of new methods for detection of sexually transmitted disease infectious agents.

MANUFACTURING AND QUALITY CONTROL

     During 2001, we manufactured our Xtra Amp(TM) product in our Ventura, California, facility. Following the sale of our Hemostasis business in December 2001, we moved manufacturing to our Broomfield, Colorado, facility.

     All of our products are manufactured in accordance with Good Manufacturing Practices for Medical Devices as promulgated by the FDA. We are registered as a Device Manufacturing Establishment with the FDA. We are also registered with the U.S. Drug Enforcement Administration to handle Schedules I-V controlled substances. Our facility is currently undergoing preparations to become ISO certified.

     Many of our technical employees hold advanced degrees or certifications in medical technology. Five individuals hold Ph.D. degrees in the biological sciences.

SALES AND MARKETING

     Historically, we sold our products worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world. We anticipate that sales of our nucleic acid-based products will also be worldwide.

     Within the U.S., we historically marketed and sold our products both directly and through regional and national distributors, and we expect to continue that strategy with respect to our nucleic acid-based products. Currently, our sales force consists of one outside sales representative, a product manager, and a customer service/technical support specialist. These personnel have been closely associated with our research and development efforts, and are experienced in the technical aspects of our nucleic acid-based products.

     We sell our products outside of the U.S. through independent distributors. We currently have exclusive distribution relationships for our nucleic acid-based products in the UK, Australia, Canada, and Japan. Additionally, we have non-exclusive distribution relationships in other European and Pacific Rim countries. We actively work with our partner distributors in supporting our customers, and are actively seeking to add new distributors to broaden our market coverage.

     We augment these sales activities through active participation in a number of key regional, national, and international industry trade shows, such as the American Association of Clinical Chemistry, Clinical Laboratory Management Association, Medica (Dusseldorf, Germany), Analytica (Munich, Germany), Cambridge Health Institute's Genomics and Proteomics Sample Prep (Boston, MA), Frenzy 2002 (Washington, DC), Drug Discovery 2002, NIH Research Festival, and the American Society for Human Genetics. Additional promotional activity is conducted via the web site and via industry journals such as Biotechniques.

COMPETITION

     We compete on a worldwide basis against a number of companies, some of which are subsidiaries of large pharmaceutical, chemical, and biotechnology firms whose financial resources and research and development facilities are substantially greater than ours. Specifically, in the area of nucleic acid extraction, we compete with, among others, Applied Biosystems, Qiagen, Promega, and Aclara Biosciences.

     Competition is based upon a number of factors, including product quality, customer service, price, continuous availability of product, breadth of product range, and the strength and effectiveness of the sales and marketing organization. We believe our test kits and reagents compete on the basis of relative ease of use, quality, accuracy, and precision.

SUPPLIERS

     We obtain raw materials from numerous outside vendors. Key raw materials include PCR tubes, microtiter plates, and enzymes. We generally have more than one source for our key raw materials. We continually evaluate additional suppliers and are not dependent on any single vendor.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

     We consider the protection of discoveries in connection with our research and development on test kits important to our business. We seek patent protection for technology when deemed appropriate and, to date, have been issued six patents in the United States and foreign jurisdictions specific to nucleic acid diagnostics. We also have five patents pending for additional nucleic acid-related technologies.

     We are also reliant on trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop our competitive position. We require that all of our employees and consultants enter into confidentiality agreements and agree to assign to us any inventions relating to our business made by them while in our employ, or in the course of services performed on our behalf. We perform an ongoing assessment of the value of our intangible assets.

     We have established rights in the trademarks "XTRANA," "Xtra Amp," "Xtra Bind," and "SCIP."

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

     Our manufacturing facility, as well as any additional manufacturing operations that may be established within or outside the United States, are subject to compliance with Good Manufacturing Practices regulations. We are registered as a medical device manufacturer with the FDA and as a manufacturer with the U.S. Drug Enforcement Administration. We may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act, and other present and future laws of general application.

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

EMPLOYEES

     At the end of 2001, we had 21 regular (full- and part-time) employees.

ITEM 2. PROPERTIES

     The Company leases a 14,671 square-foot corporate office, research and development, and manufacturing facility in Broomfield, Colorado. The lease commenced in April 2001 and has a term of five years. Base rent for this facility is $214,894 per year, increasing 3% per year. We believe that our facilities are in good condition, are adequately covered by insurance, and will be adequate for our occupancy needs for the foreseeable future.

     From January 2001 until December 21, 2001, we also leased 20,000 square feet of corporate, laboratory, and manufacturing space in Ventura, California. Our base rent on that facility was $110,000 per year. We assigned that lease to Trinity Biotech plc in connection with the sale of our Hemostasis business and received a complete release and novation from the landlord.

ITEM 3. LEGAL PROCEEDINGS

     On March 26, 2001, the Company entered into a settlement agreement with Agen Biomedical Ltd. with regard to a patent infringement filed on March 10, 2000, by Agen. As a part of the settlement, the Company and Agen have entered into a non-exclusive license agreement for the underlying patent and all claims by Agen and counter claims made by us have been dropped. As a part of the sale of the Hemostasis business, the Company signed an amendment to the settlement agreement that consented to the assignment and assumption of the settlement agreement by Trinity Biotech plc. As a part of the agreement, the Company made a lump sum payment of $250,000 to Agen, which is reflected as a transaction cost in the gain on the sale of the discontinued operations as of December 31, 2001.

         On January 24, 2002, the Company entered into a settlement agreement with Instrumentation Laboratory Company with regard to a patent infringement filed on August 9, 2001, by Instrumentation

Laboratory Company relating to a product sold by our Hemostasis operations. As part of the settlement, the Company and Instrumentation Laboratory Company have agreed to enter a consent judgment with the court, and the Company has agreed to pay damages and costs in the amount of $20,000. We do not believe that the settlement will have a material impact on our results of continuing operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) A Special Meeting of the Registrant's stockholders was held December 20, 2001.

     (b) The matters voted upon at the Special Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

          1. Approval of the proposed sale of certain assets related to the hemostasis business of Xtrana to Trinity Biotech plc ("Trinity") pursuant to the Asset Purchase Agreement, entered into on November 9, 2001, by and between Trinity and Xtrana:

               11,854,826 votes for; 131,215 votes against; 0 votes withheld; 7,020 abstentions; 5,330,437 non-votes.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

     Our common stock currently trades on the OTC Bulletin Board(R) (OTCBB) under the symbol XTRN. The following sets forth the high and low trade prices for our common stock for the periods indicated as reported by the OTCBB. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

                                             2001                    2000
                                       HIGH         LOW        HIGH         LOW
                                       ----         ---        ----         ---

     First quarter ........      $    1.500  $    0.781  $    2.000  $    0.656

     Second quarter .......           0.950       0.530       1.688       0.750

     Third quarter ........           0.850       0.420       1.844       0.844

     Fourth quarter .......           1.480       0.430       2.030       0.844

(a) On March 20, 2002, the closing trade price of our common stock, as reported by the OTCBB, was $0.62.

(b) As of March 20, 2002, we had 238 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 2,497 beneficial shareholders on the same date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Historically, we sold Hemostasis products to the worldwide in vitro diagnostics market. Our products were used, in general, to diagnose disease, identify individuals at risk for developing certain diseases and monitor patients undergoing therapy. These products are typically referred to as reagents or test kits and are used by highly trained laboratory technologists utilizing a wide range of testing devices, which perform the ultimate analysis. Our in vitro diagnostic products were utilized by health care professionals in hospital-based laboratories, commercial reference laboratories, blood centers, and physician office laboratories.

     On August 10, 2000, we merged with Xtrana, Inc., pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, as further described in our 8-K filed with the SEC on August 11, 2000. The merger was accounted for as an acquisition of Xtrana, and the consolidated financial results for 2000 include the results of Xtrana since the date of the merger.

     On December 21, 2001, we completed our strategy of divesting ourselves of our Hemostasis business segment by selling substantially all of the assets of that business to Trinity Biotech plc, an Irish corporation, for total consideration of US$6,250,000 plus the assumption of certain of our liabilities associated with that business. The assets sold included the operations of Xtrana located in Ventura, California, and our wholly owned Swedish subsidiary, Biopool AB. The total consideration of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,000 in cash which was paid on December 21, 2001; (b) a note in the amount of US$855,200 due on December 21, 2002; (c) a note in the amount of US$1,166,200 due on December 21, 2003; and (d) a note in the amount of US$570,100 due December 21, 2004. The notes carry interest at a rate of 5% per annum and are secured by a second position on substantially all of the assets of Trinity Biotech plc that are located in the United States. As a result of this transaction, our continuing operations no longer include the sale of Hemostasis products. Consequently, the discussion of our results of operations should be read in light of the significant changes in our business and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

     Our financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2001, we incurred a loss from continuing operations of approximately $4.1 million and sustained negative cash flows from operations of approximately $2.9 million due primarily to the development and expansion of our nucleic acid testing business. As described more fully in Notes 2 and 3 to the financial statements, during the latter part of 2000 and in 2001, the Company transitioned its core line of business from Hemostasis to nucleic acid testing. In connection with this transition, revenues from our continuing operations have been substantially reduced, while at the same time, we are incurring significant costs to develop and expand our nucleic acid testing business by, among other things, adding staff to sell our products and increasing our manufacturing and product development costs. Management intends to address these issues through the generation of increased revenues as the Company continues to expand its nucleic acid testing business, the implementation of certain general and administrative cost reductions, and potential equity and/or debt financing. Management believes that its operational plans will be sufficient to allow the Company to sustain its operations through December 31, 2003.

     We currently manufacture products for inventory and ship products shortly after receipt of orders and anticipate that we will continue to do so in the future. Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

     The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this annual report on Form 10-KSB is as of March 20, 2002, and we undertake no duty to update this information. Should events occur subsequent to March 20, 2002, that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 15 of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

     GENERAL

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, management must make estimates in the following areas:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company has $51,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at December 31, 2001. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of December 31, 2001, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2002.

     INVENTORY ADJUSTMENTS

     We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales.
Additionally, material write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

     REVENUE RECOGNITION

     Product revenues are recorded on the day products are shipped from the Company's facilities. Grant revenues are recorded when earned, pursuant to the respective grant agreements. Shipping costs are included in the cost of sales. Grant revenues and profit on long-term contracts are recorded as the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. As of December 31, 2001, a loss provision totaling $33,000 is included in other current liabilities in the financial statements. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

     LONG-LIVED ASSETS

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and consistent with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. Long-lived assets consist primarily of leasehold improvements, computer equipment, office furniture, and equipment.

     GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. These statements are required to be adopted by the Company on January 1, 2002, and for any acquisitions entered into after July 1, 2001. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows. Goodwill amortization expense aggregated $989,000 and $388,000 in 2001 and 2000, respectively.

2001 VERSUS 2000

     REVENUE

     Revenue from continuing operations was $0.5 million for the year ended December 31, 2001, compared with $0.1 million for the year ended 2000. This represents an increase in revenue equal to $0.4 million, or 313%. The increase was primarily the result of a full year of operations in 2001 for the nucleic acid business.

     We expect that future revenue will increase as we further commercialize our nucleic acid technologies. Rapid changes in technologies, demand level for certain diagnostic tests, price competition, continued efforts worldwide to reduce health care costs (including diagnostic testing), and the availability of high-quality raw materials may also have a material impact on our short- and long-term revenue.

     COSTS AND EXPENSES

     Cost of sales, from continuing operations, increased by $0.1 million, or 84%, to $0.3 million in 2001, primarily as the result of increased revenue. As a percentage of sales, cost of goods sold from continuing operations was 62% in 2001 compared with 138% in 2000. This decrease in cost as a percentage of sales was the result of research and development grants, a portion of which was funded on a cost reimbursement basis by various government grants. We anticipate that our costs of sales will increase dramatically as our revenue increases, and should decrease slightly as a percentage of sales due to increased sales of our Xtra Amp(TM) kits, which carry a lower cost of goods sold.

     Selling, general and administrative expenses of continuing operations increased by $1.5 million, or 98%, to $3.0 million in 2001. The increase primarily related to the inclusion of a full year of the nucleic acid business, which accounted for $0.9 million of the increase. Amortization expense on the goodwill generated by the merger resulted in an additional $0.6 million of the increase.

     Research and development expenses of continuing operations increased $1.1 million, or 354%, over 2000 levels. This increase was a result of a full year of the nucleic acid business and increased investment in the development of the Company's nucleic acid technologies. We anticipate that our investment in research and development will continue to increase as we further develop our nucleic acid technologies.

     INCOME TAXES

     The difference between our effective tax rate for 2001 and the 34% federal statutory tax rate was primarily due to the effects of state income taxes, non-deductible goodwill amortization, and the sale transaction, as well as the provision for a full valuation allowance on all net operating loss carryforwards available to the Company.

     FINANCIAL CONDITION

     During the 4th quarter of 2001, the Company sold substantially all of the assets of its Hemostasis business for $6.25 million in cash and notes, which resulted in a $0.8 million gain over net asset value. This inflow of cash added to the Company's existing liquidity position. As of December 31, 2001, the Company's working capital position was $3.9 million, with a current ratio of 5.9 to 1.0.

     The Company used cash of $2.9 million from  continuing  operations  in 2001 compared to $1.6 million in 2000 reflecting a full year of operations for the nucleic acid business. Additionally net cash provided from discontinued operating activities decreased by $1.1 million from $1.8 million in 2000 to $0.7 million recorded in 2001. Included in the net cash provided by discontinued operations in 2000 were proceeds from the sale of assets of $2.1 million.

     Capital expenditures, excluding discontinued operations, were $1.0 million in 2001. The majority of these expenditures relate to the build out of the new facility in Broomfield, Colorado. We anticipate capital expenditures of approximately $0.2 million in 2002.

     The Company has never paid dividends on common stock and has no plans to do so in fiscal 2002. Our earnings will be retained for reinvestment in the business.

     The following table summarizes our cash obligations as of December 31, 2001:

CONTRACTUAL OBLIGATIONS                    PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                            2002    2003    2004    2005    2006
                                            ----    ----    ----    ----    ----
Operating Leases .......................    $226    $232    $238    $241    $ 60
Contractual Cash Obligations ...........    $ 18    $ 24    $ 12

     The Company is currently consuming cash to fund the research and development of its nucleic acid diagnostic technologies. The Company believes that some of this investment will be offset by government grants and revenue from the sale of nucleic acid products over the next twenty-four months. This revenue combined with the Company's current availability of cash and working capital are adequate to meet the Company's ongoing needs for at least the next twenty-four months. However, should revenues from government grants and the nucleic acid product lines not materialize, it may become necessary for the Company to raise additional capital to fund its ongoing operations.
Additionally, the Company may investigate and pursue additional financing options in the near term to accelerate the development and commercialization of the nucleic acid technologies.

     The Company issued 8,829,461 shares of Common Stock to the Xtrana stockholders on August 10, 2000, and 998,366 warrants to warrant holders of Xtrana and certain financial advisors. This issuance will have a dilutive effect on earnings per share in the near term.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company adopted SFAS 133 on January 1, 2001. The Company has no derivative instruments and, therefore, the adoption of SFAS No. 133 had no effect on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. These statements are required to be adopted by the Company on January 1, 2002, and for any acquisitions entered into after July 1, 2001. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows. Goodwill amortization expense aggregated $989,000 and $388,000 in 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will adopt SFAS No. 144 as of January 1, 2002, and does not anticipate any immediate impact from the adoption of this statement.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occur, our business, operating results, and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

RISKS RELATED TO OUR BUSINESS

     SALE OF THE HEMOSTASIS BUSINESS WILL SIGNIFICANTLY REDUCE OUR REVENUE. The Hemostasis business was a mature operation that generated a relatively stable revenue base. The sale of this business to Trinity Biotech plc has eliminated 98.8% and 94.8% of the Company's revenue for the years ended 2000 and 2001, respectively. As a result, the Company is dependent upon its current capital resources to fund its overhead and operations. Should sales of the Company's nucleic acid products and government research grants not materialize, it may become necessary for the Company to raise additional capital to fund its operations.

     REDUCTION OR DELAYS IN RESEARCH AND DEVELOPMENT BUDGETS AND IN GOVERNMENT FUNDING MAY NEGATIVELY IMPACT OUR SALES. Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions, and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, or government and private laboratories.

     A significant portion of our sales has been to researchers, universities, government laboratories, and private foundations whose funding is dependent upon grants from government agencies such as the U.S. Department of Defense and similar domestic and international agencies. In addition, a significant portion of our own revenue and our anticipated future revenue is from such grants. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if we fail to receive a material portion of the grants for which we have applied, or if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the Department of Defense and other government agencies that fund research and development activities. A reduction in government funding for the Department of Defense or other government research agencies could seriously damage our business.

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

     OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include: (1) expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced; (2) the timing and willingness of collaborators to commercialize our products; (3) the timing, release, and competitiveness of our products; and (4) general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

     FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS. Since we have sold the Hemostasis business, our sales and profitability will increase primarily through the acquisition or internal development of new product lines, additional customers, and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including: (1) our ability to internally develop new products; (2) our ability to make profitable acquisitions; (3) integration of new facilities into existing operations; (4) hiring, training, and retention of qualified personnel;
(5) establishment of new relationships or expansion of existing relationships with customers and suppliers; and (6) availability of capital. In addition, the implementation of a growth strategy could place significant strain on our administrative, operational and financial resources and increased demands on our financial systems and controls. Our ability to manage our growth successfully will require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. Moreover, there can be no assurance that we will continue to successfully expand or that growth or expansion will result in profitability.

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

     IF WE FAIL TO INTRODUCE NEW PRODUCTS, OR OUR NEW PRODUCTS ARE NOT ACCEPTED BY POTENTIAL CUSTOMERS, WE MAY NOT CAPTURE MARKET SHARE. Rapid technological change and frequent new product introductions are typical for our market. Since we have sold the Hemostasis business, our future success will depend on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and then are reluctant to switch. To the extent we fail to introduce new and innovative products, we may not capture enough market share to be successful. An inability, for technological or other reasons, to successfully develop and introduce new products could limit or reduce our growth rate and damage our business.

     In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include: (1) availability, quality, and price relative to competitive products; (2) the timing of introduction of the product relative to competitive products; (3) scientists' opinion of the product's usefulness; (4) citation of the product in published research; and (5) general trends in life sciences research. The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, operating results, and financial condition.

     OUR ABILITY TO RAISE THE CAPITAL NECESSARY TO MAINTAIN OR EXPAND OUR BUSINESS IS UNCERTAIN. In the future, in order to expand our business through internal development or acquisitions, we may need to raise substantial additional funds through equity or debt financings, research and development financings, or collaborative relationships. However, this additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

     INTELLECTUAL PROPERTY OR OTHER LITIGATION COULD HARM OUR BUSINESS. Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for and, in some cases, issued to others, claiming technologies that are closely related to ours. In the event of an intellectual property dispute, we may be forced to litigate. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

     If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees, or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

     In addition to intellectual property litigation, other substantial, complex, or extended litigation could result in large expenditures by us and distraction of our management. For example, lawsuits by employees, stockholders, collaborators, or distributors could be very costly and substantially disrupt our business. Disputes from time to time with companies or individuals are not uncommon in our industry, and we cannot assure you that we will always be able to resolve them out of court.

     We regard our trademarks, trade secrets, and similar intellectual property as important to our success. We rely on trademark law and trade secret protection and confidentiality and/or license agreements with employees, customers, partners, and others to protect our proprietary rights. We have pursued the registration of our trademarks in the U.S. and internationally. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses in preserving them.

     Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. We rely on patents to protect some of our intellectual property and our competitive position. We own issued patents and pending patent applications, including both domestic and foreign patents and patent applications. We cannot assure you that any of the presently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable, or circumvented. Further, we cannot assure you that claims in patents that have been issued, or that may be issued to us in the future, will be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. Failure to obtain adequate patent protection for our proprietary technology could have a material adverse effect on our business, operating results, financial condition, and future growth prospects.

     POTENTIAL PRODUCT LIABILITY CLAIMS COULD AFFECT OUR EARNINGS AND FINANCIAL CONDITION. Despite product testing prior to sale, our products have from time to time experienced performance problems discovered after we sold the products. If a customer experiences performance problems, errors in shipment or product defects, it could result in:

     o    injuries to persons;
     o    loss of sales;
     o    delays in or elimination of market acceptance;
     o    damage to our brand or reputation; and
     o    product returns.

     Although our distributors and manufacturers have return policies, if we accept a product returned by a customer, but it is not accepted for return by the distributor, we will incur the cost. Because we depend on third parties for certain of the components of our products, if those components are defective, the performance of our products would be reduced or undermined. Any increase in the rate of returns would affect our financial condition, operating results and cash flows.

     ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS. Portions of our operations require the controlled use of hazardous and radioactive materials. Although we believe our safety procedures comply with the standards prescribed by federal, state, local, and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result, which could seriously damage our business and results of operations.

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

     Our industry has also seen substantial consolidation in recent years, which has led to the creation of competitors with greater financial and intellectual property resources than us. In addition, we believe that the success that others have had in our industry will attract new competitors. Some of our current and future competitors also may cooperate to better compete against us. We may not be able to compete effectively against these current or future competitors. Increased competition could result in price reductions for our products, reduced margins, and loss of market share, any of which could adversely impact our business, financial condition, and results of operations.

     WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. We operate in a highly regulated industry. Our business is currently subject to extensive regulation, supervision, and licensing by federal, state, and local governmental authorities. Also, from time to time we must expend resources to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

RISKS ASSOCIATED WITH OUR COMMON STOCK

     OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders will continue to beneficially own 40% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 1, 2002. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

     ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO YOU. Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary  data have been included under
Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The following consolidated financial statements of Xtrana, Inc., and subsidiaries are hereby included by reference to Item 7:

                                                                        Page No.

          Report of independent auditors..................................... 24

          Consolidated balance sheets as of December 31, 2001 and 2000....... 25

          Consolidated statements of operations for the years ended
                   December 31, 2001 and 2000................................ 27

          Consolidated statements of stockholders' equity for the years ended December 31, 2001 and 2000.......................... 28

          Consolidated statements of cash flows for the years
                   ended December 31, 2001 and 2000.......................... 29

          Notes to consolidated financial statements......................... 30

          Financial statement schedules
                   Schedules have been omitted since they are either not required or are not applicable.

          (3)  Listing of Exhibits

          Exhibit No.

          3.1   Certificate of Incorporation (1)
          3.2   By Laws (1)
          4.1   Shareholder Rights Plan (3)
          10.1  Executive Employment Agreement of Michael D. Bick, Ph.D. (4)
          10.2  1987 Stock Option Plan (1)
          10.2  1993 Stock Incentive Plan (2)
          10.3  2000 Stock Incentive Plan (5)
          10.4  Lease Agreement - Broomfield, Colorado (6)
          23.1  Consent of Independent Auditors
          ----------------------------------------------------------------------
          (1)  Incorporated  by  reference  to  the  Registrant's   Registration
               Statement on Form S-1 (File No. 33-20584).
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
          (3) Incorporated by reference to Registrant's Form 8-A filed June 26, 1998.
          (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
          (5)  Incorporated  by  reference  to  Registrant's   Definitive  Proxy
               Statement filed on June 23, 2000.
          (6) Incorporated by reference to Registrant's Form 8-K filed January 25, 2001.
          (7) Incorporated by reference to Registrant's Form 8-K filed January 7, 2002.

     (b)  Reports on Form 8-K filed during the fourth quarter of 2001:

          8-K filed November 14, 2001, disclosing the agreement to sell the Registrant's Hemostasis business and financial results of the third quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Xtrana, Inc.


Date:   March 29, 2002                       BY:  /s/ Timothy J. Dahltorp
                                                  ----------------------------
                                                  Timothy J. Dahltorp
                                                  Chief Executive Officer &
                                                  Chief Financial Officer

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


/s/ Michael D. Bick               Chairman of the Board           March 29, 2002
--------------------------
Michael D. Bick, Ph.D.

/s/ Timothy J. Dahltorp           Chief Executive Officer,        March 29, 2002
--------------------------        Chief Financial Officer,
Timothy J. Dahltorp               and Director



/s/ John C. Gerdes                Chief Scientific Officer        March 29, 2002
--------------------------        and Director
John C. Gerdes, Ph.D.


/s/ Douglas L. Ayer               Director                        March 29, 2002
--------------------------
Douglas L. Ayer


/s/ N. Price Paschall             Director                        March 29, 2002
--------------------------
N. Price Paschall


/s/ James H. Chamberlain          Director                        March 29, 2002
--------------------------
James H. Chamberlain


/s/ Stephen K. Schultheis         Director                        March 29, 2002
--------------------------
Stephen K. Schultheis

                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(A)(1) AND (2)

              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                          YEAR ENDED DECEMBER 31, 2001

                                  XTRANA, INC.

                              BROOMFIELD, COLORADO

                         REPORT OF INDEPENDENT AUDITORS






Board of Directors and Stockholders
Xtrana, Inc.

     We have audited the accompanying consolidated balance sheets of Xtrana, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xtrana, Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.






                                                               Ernst & Young LLP


Denver, Colorado
March 13, 2002

                                  XTRANA, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                 DECEMBER 31,
                                                              2001         2000
--------------------------------------------------------------------------------
                                                               (in thousands)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents .......................    $  3,726     $  4,011
     Accounts receivable, net of allowance
         for doubtful accounts of $5 in
         2001 and 2000 ...............................          46           37
     Note receivable .................................         855         --
     Inventories .....................................          66         --
     Prepaid expenses and other current assets .......          56          125
     Net assets of discontinued operations ...........        --          4,165
                                                          --------     --------

TOTAL CURRENT ASSETS .................................       4,749        8,338

PROPERTY AND EQUIPMENT
     Leasehold improvements ..........................         642         --
     Processing and lab equipment ....................          53         --
     Furniture and fixtures ..........................         167           14
                                                          --------     --------

TOTAL PROPERTY AND EQUIPMENT .........................         862           14
     Less accumulated depreciation ...................         (98)          (6)
                                                          --------     --------

PROPERTY AND EQUIPMENT, NET ..........................         764            8

NOTES RECEIVABLE .....................................       1,736         --
OTHER ASSETS
     Goodwill, net of amortization of $1,377 and
        $388 in 2001 and 2000, respectively ..........       8,516        9,505
     Patents, net of amortization of $11 and $5
        in 2001 and 2000, respectively ...............         148           20
                                                          --------     --------

TOTAL ASSETS .........................................    $ 15,913     $ 17,871
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (continued)



                                                                 DECEMBER 31,
                                                              2001         2000
--------------------------------------------------------------------------------
                                                (in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ................................    $    120     $    213
     Accrued expenses ................................         567          398
     Other accrued liabilities .......................         122         --
                                                          --------     --------

TOTAL CURRENT LIABILITIES ............................         809          611

     Other long-term liabilities .....................          36         --
                                                          --------     --------

TOTAL LIABILITIES ....................................         845          611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000
        shares authorized; 17,323,498 and
        17,163,012 shares issued and outstanding
        at December 31, 2001 and 2000,
        respectively .................................         173          171
     Additional paid-in capital ......................      19,407       19,280
     Accumulated deficit .............................      (4,512)      (1,656)
     Accumulated other comprehensive loss ............        --           (535)
                                                          --------     --------


TOTAL STOCKHOLDERS' EQUITY ...........................      15,068       17,260
                                                          --------     --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 15,913     $ 17,871
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 DECEMBER 31,
                                                              2001         2000
--------------------------------------------------------------------------------
                                                (in thousands except share data)

SALES ..............................................     $    479      $    116
Cost of sales ......................................          295           160
                                                         --------      --------
GROSS PROFIT .......................................          184           (44)

Operating expenses:
     Selling, general and administrative ...........        2,972         1,512
     Research and development ......................        1,372           302
                                                         --------      --------
TOTAL OPERATING EXPENSES ...........................        4,344         1,814
                                                         --------      --------
Other income, net ..................................           69           135
                                                         --------      --------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES .......       (4,091)       (1,723)
Income tax expense .................................         --            --
                                                         --------      --------
LOSS FROM CONTINUING OPERATIONS ....................       (4,091)       (1,723)

DISCONTINUED OPERATIONS:
     Income from discontinued operations -
         net of income tax effect ..................          391           614
     Gain on disposal - net of income tax ..........          844          --
                                                         --------      --------

NET LOSS ...........................................     $ (2,856)     $ (1,109)
                                                         ========      ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .........................................       17,219        11,842
     Effect of dilutive shares .....................         --            --
                                                         --------      --------
     Diluted .......................................       17,219        11,842
                                                         ========      ========

BASIC AND DILUTED EARNINGS PER SHARE
     Continuing operations .........................     $  (0.24)        (0.14)
     Discontinued operations .......................         0.02          0.05
     Gain on disposal ..............................         0.05          --
                                                         --------      --------
     Net loss ......................................     $  (0.17)     $  (0.09)
                                                         ========      ========


See accompanying notes to consolidated financial statements.


                                  XTRANA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)


                                                                     ADDITIONAL                     ACCUMULATED
                                              COMMON STOCK            PAID-IN       ACCUMULATED    OTHER COMPRE-
                                          SHARES        AMOUNT        CAPITAL         DEFICIT      HENSIVE LOSS      TOTAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000 ........     8,286,986    $        83    $    10,593    $      (547)   $      (295)   $     9,834


    Net loss ......................          --             --             --           (1,109)          --           (1,109)
    Foreign currency translation ..          --             --             --             --             (240)          (240)
                                                                                                                 -----------
       Comprehensive loss .........                                                                                   (1,349)

    Issuance of warrants related
       to acquisition .............          --             --              587           --             --              587

    Shares issued for exercise
       of options .................        46,565           --               59           --             --               59

    Shares issued related to
       acquisition ................     8,829,461             88          8,041           --             --            8,129
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000 ......    17,163,012            171         19,280         (1,656)          (535)        17,260

    Net loss ......................                                                     (2,856)                       (2,856)
    Foreign currency translation ..          --             --             --                            (212)          (212)
    Net foreign currency trans-
       lation gains, included in
       gain on disposal of
       discontinued operations ....                                                                       747            747
                                                                                                                 -----------
    Comprehensive loss ............                                                                                   (2,321)
    Warrants issued in connection
       with the manufacturing
       agreement ..................                                         127                                          127

    Options issued to non-employees                                           2                                            2

    Shares issued for exercise
       of warrants ................       163,851              2             (2)                                        --

    Shares canceled related to
       acquisition, Footnote 7 ....        (3,365)

BALANCE AT DECEMBER 31, 2001 ......    17,323,498    $       173    $    19,407    $    (4,512)   $         0    $    15,068
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                              2001         2000
--------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES
     Loss from continuing operations .................     $(4,091)     $(1,723)
     Adjustments to reconcile loss from
     continuing operations to net cash
     provided by continuing operating
     activities:
        Warrants issued in connection with
          manufacturing agreements ...................         127         --
        Options issued to non-employees ..............           2         --
        Depreciation .................................          92            3
        Amortization .................................       1,000          388
     Changes in operating assets and
     liabilities:
        Accounts receivable ..........................          (9)         110
        Inventories ..................................         (66)        --
        Prepaid expenses and other current assets ....          69            7
        Accounts payable and accrued expenses ........          24         (421)
                                                            -------      -------
     Net cash used in continuing operating
        activities ...................................      (2,852)      (1,636)

     Net cash provided by discontinued
        operating activities .........................         729        1,754
                                                           -------      -------
NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES ......................................      (2,123)         118

INVESTING ACTIVITIES
     Additions to property and equipment .............        (848)          (3)
     Additions to deferred patent cost ...............        (139)        --
     Business acquisition, net of cash acquired ......        --           (641)
                                                           -------      -------
     Net cash used in continuing investing
        activities ...................................        (987)        (644)

     Net cash provided by discontinued
        investing activities .........................       3,037        1,969
                                                           -------      -------
NET CASH PROVIDED BY INVESTING ACTIVITIES ............       2,050        1,325

FINANCING ACTIVITIES
      Repurchase of common stock .....................        --             59
                                                           -------      -------
NET CASH PROVIDED BY CONTINUING FINANCING
     ACTIVITIES ......................................        --             59

Effect of exchange rates - discontinued
     operations ......................................        (212)        (241)
                                                           -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS .....................................        (285)       1,262

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........       4,011        2,749
                                                           -------      -------

CASH AND CASH EQUIVALENTS, END OF YEAR ...............     $ 3,726      $ 4,011
                                                           =======      =======

                                  XTRANA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Xtrana, Inc. ("Xtrana" or the "Company"), formerly known as Biopool International, Inc., was incorporated in 1987 in the state of Delaware. The Company develops and markets nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2001, the Company incurred a loss from continuing operations of approximately $4.1 million and sustained negative cash flows from continuing operations of approximately $2.9 million due primarily to the development and expansion of its nucleic acid testing business. As described more fully in Notes 2 and 3, during the latter part of 2000 and in 2001, the Company transitioned its core line of business from Hemostasis to nucleic acid testing. In connection with this transition, revenues from the Company's continuing operations have been substantially reduced, while the Company is incurring significant costs to develop and expand its nucleic acid testing business by, among other things, adding staff to sell the Company's products and increasing its manufacturing and product development costs. Management intends to address these issues through the generation of increased revenues as the Company continues to expand its nucleic acid testing business, the implementation of certain general and administrative cost reductions and potential equity and/or debt financing. Management believes that its operational plans will be sufficient to allow the Company to sustain its operations through at least December 31, 2003.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Xtrana, Inc., and its wholly owned subsidiary. All significant intercompany balances and transactions were eliminated in the consolidation of the discontinued operations. The results of operations include the results of Xtrana for the period of 2000 and 2001 restated for the results of the discontinued operations.

RECLASSIFICATION

     Certain data in the prior year consolidated financial statements have been reclassified to conform to the 2001 presentation. The financial information presented in the notes to the consolidated financial statements excludes discontinued operations, except where noted.

REVENUES

     Product revenues are recorded on the day products are shipped from the Company's facilities. Grant revenues are recorded when earned, pursuant to the respective grant agreements. Shipping costs are included in the cost of sales.

     Grant revenues and profit on long-term contracts are recorded as the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. As of December 31, 2001, a loss provision totaling $33,000 is included in other current liabilities in the financial statements.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent highly liquid investments which mature within three months of date of purchase.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is generally calculated on a straight-line basis over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are generally depreciated over their estimated useful lives or over the period of the lease, whichever is shorter.

GOODWILL

     Goodwill consists of the excess of cost over net assets of acquired companies and is being amortized using the straight-line method primarily over a period of ten years.

DEFERRED PATENT COSTS

     The Company capitalizes legal costs directly incurred in pursuing patent applications as deferred patent costs. When such applications result in an issued patent, the related costs are amortized over the remaining legal life of the patents, generally 15 years, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

     It is possible the above estimates of future economic life of the Company's commercialization revenues, the amount of anticipated future commercialization revenues, or both, will be reduced significantly in the near term due to alternative technologies developed by other biotechnology or pharmaceutical companies. As a result, the carrying amount of deferred patent costs may be reduced in the future.

LONG-LIVED ASSETS

     The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of computer equipment, office furniture, equipment, and goodwill.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Footnote 9).

FOREIGN CURRENCY TRANSLATION

     The financial statements of Biopool Sweden are prepared in Swedish SEK and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period of the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity. In 2001, as the result of the decision to sell our Hemostasis business, the Company included the $747,000 cumulative foreign currency translation adjustment in the gain on the sale of the discontinued operations.

     Exchange adjustments resulting from transactions denominated in a foreign currency are recognized in net earnings and are generally insignificant.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. At December 31, 2001, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the majority of the outstanding accounts receivable being from Government institutions. Generally, the Company does not require collateral or other security to support customer receivables.

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

     Options and warrants to purchase 1,515,756 and 1,051,663 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2001 and 2000, respectively. These options and warrants were, therefore, excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

ACCOUNTING FOR STOCK BASED COMPENSATION

     Stock option grants are set at the closing price of the Company's common stock on the date of grant. Therefore, under the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company has not recognized compensation expense associated with the grant of stock options to employees. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Proforma results of operations, which would have resulted as a result of recognizing the fair value of such grants, are disclosed under Footnote 9.

SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, Disclosure About Segment of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. The Company's continuing operations are one operating segment.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company adopted SFAS 133 on January 1, 2001. The Company has no derivative instruments and, therefore, the adoption of SFAS No. 133 had no effect on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. These statements are required to be adopted by the Company on January 1, 2002, and for any acquisitions entered into after July 1, 2001. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows. Goodwill amortization expense aggregated $989,000 and $388,000 in 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company will adopt SFAS No. 144 as of January 1, 2002, and does not anticipate any immediate impact from the adoption of this statement.

2.   MERGER WITH FORMER XTRANA, INC.

     Effective August 10, 2000, the former Xtrana, Inc., was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, with an additional 540,000 shares to be issued in connection with the exercise of certain warrants, for a total of 9,369,461 shares. During 2001, 270,000 of the 540,000 warrants were exercised using the cashless exercise feature for a total of 163,851 shares issued. Of the total shares issued, 936,946 shares were held in escrow for purposes of satisfying Xtrana's indemnification obligations. These shares, less 3,365 shares that were canceled pursuant to the merger agreement relating to excess warrants issued to certain financial advisors, were released to the former Xtrana shareholders on November 6, 2001. In addition, 936,946 shares are held in escrow and are contingently cancelable if certain sales objectives for the Xtrana business are not met. Also, an additional 1,030,641 shares are issuable to the former Xtrana shareholders if certain sales objectives are exceeded. The escrow period for the contingent shares expired on September 30, 2001, without achieving the sales objectives. Pursuant to the Merger Agreement, the earnout period has been extended automatically to September 30, 2002, to meet certain additional sales objectives. Management does not currently anticipate that such sales objectives will be achieved. If such sales objectives are not achieved on September 30, 2002, the 936,946 shares in escrow will be canceled, and the additional 1,030,641 shares will not be issued. The 936,946 contingent shares are reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow. Additionally, as a part of the merger, 998,366 warrants with an estimated fair value of
$587,000  were  issued to  warrant  holders  of  Xtrana  and  certain  financial advisors. At the merger date, the former stockholders of Xtrana held approximately 50% of the outstanding stock of the Company, on a fully diluted basis.

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

3.   DISCONTINUED OPERATIONS

     In April 1999, the Company decided to discontinue its blood serology business, BCA, a Division of Biopool. The Company decided to sell this business in order to concentrate on its core businesses that manufacture Hemostasis and fibrinolysis products. At December 31, 1999, net assets of discontinued operations consisted primarily of the BCA property and plant amounting to $2.1 million. The property and plant were sold for $2.1 million during the second quarter of 2000. During 2000, the final expenses related to the BCA discontinued operations were recognized in the amount of $78,000, which is included in the $614,000 income from discontinued operations.

     On December 20, 2001, the shareholders approved the sale of the Hemostasis business. On December 21, 2001, the Company closed the sale of substantially all of the assets of its Hemostasis business to Trinity Biotech plc for total consideration of US$6,250,000, plus the assumption of certain liabilities. The assets sold included the operations located in Ventura, California, and the Company's wholly owned Swedish subsidiary, Biopool AB. The total consideration paid to the Company of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,000 in cash at closing; (b) a note in the amount of US$855,200 due one year from the closing date; (c) a note in the amount of US$1,166,200 due two years from the closing date; and (d) a note in the amount of US$570,100 due three years from the closing date. The notes carry interest at a rate of 5% per annum and are secured by a second position on substantially all of the U.S. assets of Trinity Biotech plc. Included in Accrued Expenses is $175,000 related to transaction costs associated with the sale of the Hemostasis business. The total amount in other long-term liabilities of $36,000 is related to transaction costs that are the result of a broker commission payable over 3 years as follows: $24,000 due December 21, 2003, and $12,000 due December 21, 2004. This note bears interest at a rate of 5% per annum.

     The Hemostasis business was a distinct operating segment, whose sale is accounted for as discontinued operations in accordance with Accounting Principles Board Opinion 30 - Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. As a result, the Company reclassified its prior period financial statements to reflect the appropriate accounting for the sale of the Hemostasis business, as discontinued operations.

     The gain on the sale of the hemostasis business was reduced by $747,000 to remove the cumulative foreign currency translation adjustment generated by the Sweden operations, which were disposed of in the sale transaction.

     A summary of the results of discontinued operations and net gain on disposal is as follows:


     YEAR ENDED DECEMBER 31,     (in thousands)            2001       2000
     -----------------------                            -------    -------

     Sales ..........................................   $ 8,689    $ 9,722
                                                        =======    =======

     Cost of goods sold .............................     4,829      5,153
     Selling, general and administrative and other ..     3,419      3,258
                                                        -------    -------

     Income before taxes ............................       441      1,311
     Income tax .....................................       (50)      (697)
                                                        -------    -------

     Income from discontinued operations ............       391        614
     Net gain on disposal, net of income tax effect .       844       --
                                                        -------    -------

              Net income from discontinued operations   $ 1,235    $   614
                                                        =======    =======

     The assets and liabilities of discontinued operations, which have been reflected as net assets of discontinued operations in the consolidated balance sheets, are summarized as follows:

     YEAR ENDED DECEMBER 31,     (in thousands)            2001       2000
     -----------------------                            -------    -------

     Current assets .................................   $  --      $ 3,516
     Long-term assets ...............................      --        1,506
                                                        -------    -------
     Total assets ...................................      --        5,022

     Current liabilities ............................      --          693
     Long-term liabilities ..........................      --          164
                                                        -------    -------
     Total liabilities ..............................      --          857
                                                        -------    -------

     Net assets of discontinued operations ..........   $  --      $ 4,165
                                                        =======    =======

4.   INVENTORIES (in thousands)

     Inventories consist of the following:                  DECEMBER 31,
                                                           2001       2000
                                                        -------    -------
     Raw materials .....................                $    15    $  --
     Finished goods ....................                     56       --
                                                        -------    -------

                                                        $    66    $  --
                                                        =======    =======

5.   REVOLVING LINE OF CREDIT

     As of December 31, 2001, the Company had a $125,000 standby letter of credit issued as a security deposit in conjunction with the lease of the Broomfield, Colorado, facility. This letter of credit is secured by restricted cash balances equal to the amount outstanding under the letter of credit.

6.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain equipment and facilities under non-cancelable operating leases. Continuing operations lease expense for 2001 and 2000 was approximately $226,000 and $53,000, respectively. At December 31, 2001, approximate future minimum annual lease commitments are $226,000 in 2002, $232,000 in 2003, $238,000 in 2004, $241,000 in 2005, and $60,000 in 2006.

LITIGATION

     On March 26, 2001, the Company entered into a settlement agreement with Agen Biomedical Ltd. with regard to a patent infringement filed on March 10, 2000, by Agen. As a part of the settlement, the Company and Agen have entered into a non-exclusive license agreement for the underlying patent and all claims by Agen and counter claims made by us have been dropped. As a part of the sale of the Hemostasis business, the Company signed an amendment to the settlement agreement that consented to the assignment and assumption of the settlement agreement by Trinity Biotech plc. As a part of the agreement, the Company made a lump sum payment of $250,000 to Agen, which is reflected as a transaction cost in the gain on the sale of the discontinued operations as of December 31, 2001.

     On January 24, 2002, the Company entered into a settlement agreement with Instrumentation Laboratory Company with regard to a patent infringement filed on August 9, 2001, by Instrumentation Laboratory Company. As part of the settlement, the Company and Instrumentation Laboratory Company have agreed to enter a consent judgment with the court, and the Company has agreed to pay damages and costs in the amount of $20,000, which is included in accrued expenses at December 31, 2001. The Company does not believe that the settlement will have a material impact on the results of continuing operations.

7.   EQUITY

     Effective August 10, 2000, the former Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, with an additional 540,000 shares to be issued in connection with the exercise of certain warrants, for a total of 9,369,461 shares. During 2001, 270,000 of the 540,000 warrants were exercised using the cashless exercise feature for a total of 163,851 shares issued. Of the total shares issued, 936,946 shares were held in escrow for purposes of satisfying Xtrana's indemnification obligations. These shares, less 3,365 shares that were canceled pursuant to the merger agreement relating to excess warrants issued to certain financial advisors, were released to the former Xtrana shareholders on November 6, 2001. In addition, 936,946 shares are held in escrow and are contingently cancelable if certain sales objectives for the Xtrana business are not met. Also, an additional 1,030,641 shares are issuable to the former Xtrana shareholders if certain sales objectives are exceeded. The escrow period for the contingent shares expired on September 30, 2001, without achieving the sales objectives. Pursuant to the Merger Agreement, the earnout period has been extended automatically to September 30, 2002, to meet certain additional sales objectives. Management does not currently anticipate that such sales objectives will be achieved. If such sales objectives are not achieved on September 30, 2002, the 936,946 shares in escrow will be canceled, and the additional 1,030,641 shares will not be issued. The contingent shares are reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow.

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

     Stock option activity for 2000 and 2001 was as follows:
                                                                        WEIGHTED
                                                                        AVERAGE
                                    SHARES                              EXERCISE
                                  OUTSTANDING        PRICE RANGE         PRICE
                                  -----------        -----------         -----

BALANCE AT JANUARY 1, 2000        1,267,350       $0.6250 - 2.6800       $1.49

Granted                           1,575,000        0.8750 - 1.7500        1.14
Exercised                           (46,565)       0.9375 - 1.4400        1.13
Cancelled                          (488,854)       0.6250 - 2.5000        1.69
                                  ---------

BALANCE AT DECEMBER 31, 2000      2,306,931        0.6600 - 2.6800        1.22
Granted                             509,000        0.4800 - 1.1875        0.69
Exercised                            --                  --                --
Cancelled                          (874,174)       0.6000 - 1.7500        1.09
                                  ---------

BALANCE AT DECEMBER 31, 2001      1,941,757        0.4800 - 2.6800        1.14
                                  =========

     At December 31, 2001, 2,949,168 shares were available for future grants under the Plans.

     The weighted average remaining contractual life of outstanding options at December 31, 2001, was 5.7 years. At December 31, 2001 and 2000, respectively, there were 1,009,310 and 633,983 options exercisable with weighted average exercise prices of $1.27 and $1.35.

     Pro forma information regarding net loss and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0% for 2001 and 6.38% in 2000; dividend yields of 0.0% for 2001 and 2000; volatility factors of the expected market price of the Company's common stock of 104% for 2001 and 73% for 2000; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.42 and $0.55 per share for stock options granted in 2001 and 2000, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income through 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. In 2001, however, the pro forma results include a full four years worth of option grants. The Company's pro forma information is as follows (in thousands except per share data):
                                                        YEARS ENDED DECEMBER 31,
                                                               2001        2000
                                                               ----        ----

     Pro forma net loss from continuing operations .....   $ (4,287)   $ (1,948)

     Pro forma loss per share from continuing operations
       Basic ...........................................      (0.25)      (0.16)
       Diluted .........................................      (0.25)      (0.16)

     As of December 31, 2001, the Company had 954,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.7219 per share. The weighted average remaining contractual life of these warrants at December 31, 2001, was
6.6 years. These warrants have expiration dates ranging from 2003 to 2011.

9.   INCOME TAXES

     Included in the discontinued operations for the year ended December 31, 2000, is net income tax expense of $697.

     The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal Statutory rates to the income tax provision is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                               2001       2000
                                                            -------    -------

     Tax at U.S. statutory rate (34%) ...................   -34.00%    -34.00%
     Permanent differences ..............................    12.81%     13.29%
     Effect of gain on sale .............................    11.81%      --
     State income tax expense net of federal benefit ....    -1.18%     -2.28%
     Valuation Allowance ................................    10.56%     22.99%
                                                            -------    -------
          Net expense (benefit) .........................     0.00%      0.00%
                                                            =======    =======

     The components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                               2001       2000
                                                            -------    -------
     Deferred tax assets:
          Net operating loss carryforwards ..............   $ 1,407    $   861
          Foreign Tax Credit ............................       564       --
          Other .........................................        97        146
                                                            -------    -------
                                                              2,068      1,007
          Valuation reserve .............................    (2,060)      (936)
                                                            -------    -------

     Deferred tax liabilities:
          Depreciation ..................................        (8)       (71)
                                                            -------    -------

     Net deferred tax (liability) asset .................   $  --      $  --
                                                            =======    =======

     The difference between our effective tax rate for 2001 and the 34% federal statutory tax rate was primarily due to the effects of state income taxes, non-deductible goodwill amortization, and the sale transaction, as well as the provision for a full valuation allowance on all net operating loss carryforwards available to the Company.

     At December 31, 2001, the Company had available net operating loss carryforwards of approximately $3,674,000 in the United States. The United States carryforwards expire in varying amounts through 2011. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company

10.  RETIREMENT PLAN

     The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 12% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributions are offset by forfeitures of unvested balances for terminated employees. The net Company contributions were $21,000 and $0 in 2001 and 2000, respectively.

11.  RELATED PARTY TRANSACTIONS

     Company director Stephen K. Schultheis is also the chief executive officer of Ansys Technologies. On October 1, 2001, the Company and Ansys Technologies, Inc., entered into a Settlement and Mutual Release Agreement. This Agreement terminated certain letter agreements between Ansys and the Company that among other things had granted Ansys exclusive manufacturing rights for the Company's Xtra Amp(TM) products. In consideration for the termination of such rights, along with the transfer of all trade secrets and intellectual property relating to the manufacture of Xtra Amp(TM) from Ansys to the Company, the Company issued to Ansys a warrant to purchase 166,389 shares of the Company's common stock. The warrant is immediately exercisable at a strike price of $0.01 per share.