Form 10QSB
period 2002-03-31
XTRANA INC
filed 2002-05-13
CIK 830736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002


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


                         ------------------------------


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



Outstanding at May 10, 2002, Common Stock, $.01 par value per share, 17,470,215 shares.

================================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                            2002           2001
                                                      (UNAUDITED)
                                                        --------       --------
                                              (in  thousands  except share data)
ASSETS

CURRENT ASSETS
     Cash ........................................      $  2,842       $  3,726
     Accounts receivable, net ....................            99             46
     Inventories .................................            53             66
     Note receivable and accrued interest ........           880            855
     Prepaid expenses and other current assets ...            95             56
                                                        --------       --------
TOTAL CURRENT ASSETS .............................         3,969          4,749

PROPERTY AND EQUIPMENT ...........................           933            862
     Less accumulated depreciation ...............          (154)           (98)
                                                        --------       --------
PROPERTY AND EQUIPMENT, NET ......................           779            764

NOTES RECEIVABLE .................................         1,736          1,736

Goodwill, net ....................................         8,516          8,516

OTHER ASSETS .....................................           146            148
                                                        --------       --------

TOTAL ASSETS .....................................      $ 15,146       $ 15,913
                                                        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ........................      $    681       $    809

LONG TERM LIABILITY ..............................            41             36

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 17,323,498 and 17,323,498 shares
     issued and outstanding in 2002 and 2001 .....           173            173
Other stockholders' equity .......................        19,407         19,407
Accumulated deficit ..............................        (5,156)        (4,512)
                                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY .......................        14,424         15,068


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......      $ 15,146       $ 15,913
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                                 2002         2001
--------------------------------------------------------------------------------
                                            (in thousands except per share data)

SALES ................................................    $    190     $    153
Cost of sales ........................................         112           41
                                                          --------     --------

GROSS PROFIT .........................................          78          112

Operating expenses:
     Selling, general and administrative .............         561          953
     Research and development ........................         201          311
                                                          --------     --------
Total Operating Expenses .............................         762        1,264

Other income, net ....................................          40           35
                                                          --------     --------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES .........        (644)      (1,117)
Income tax expense ...................................        --           --
                                                          --------     --------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES .........        (644)      (1,117)

DISCONTINUED OPERATIONS:
     Income from discontinued operations - net of
         income tax effect ...........................        --            154
                                                          --------     --------

NET LOSS .............................................    $   (644)    $   (963)
                                                          ========     ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ...........................................      17,323       17,163
     Effect of dilutive shares .......................        --           --
                                                          --------     --------

     Diluted .........................................      17,323       17,163
                                                          ========     ========
BASIC AND DILUTED EARNINGS PER SHARE
     Net loss - Continuing operations ................    $  (0.04)    $  (0.07)
     Net Income - Discontinued operations ............    $   --       $   0.01
     Net loss ........................................    $  (0.04)    $  (0.06)


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                             2002             2001
--------------------------------------------------------------------------------
                                                              (in thousands)

OPERATING ACTIVITIES .........................         $  (814)         $  (884)

INVESTING ACTIVITIES .........................             (70)            (102)

DISCONTINUED OPERATIONS ......................            --                202

EFFECT OF EXCHANGE RATES .....................            --               (180)
                                                       -------          -------


NET INCREASE (DECREASE) IN CASH ..............            (884)            (964)


CASH, BEGINNING OF PERIOD ....................           3,726            4,011
                                                       -------          -------

CASH, END OF PERIOD ..........................         $ 2,842          $ 3,047
                                                       =======          =======


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)
                                  MARCH 31,2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Financial information presented in the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES                          March 31,                 December 31,
                                            2002                        2001
                                        ----------                  ----------

     Raw materials                      $        4                  $       10
     Finished products                          49                          56
                                        ----------                  ----------

                                        $       53                  $       66
                                        ==========                  ==========

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

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive loss for the three months ended March 31, 2002, was $644,000, compared to $1,142,000 for the same period in 2001.

5.   GOODWILL

Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002.

Through December 31, 2001, the Company had recorded accumulated goodwill amortization of $1.4 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $1.0 million ($0.06 per share) for the year ending December 31, 2002. Net loss and net loss per share, adjusted to exclude amortization of goodwill, are as follows (in thousands, except per share amounts):


THREE MONTHS ENDING MARCH 31,                                    2002      2001
--------------------------------------------------------------------------------
                                                                 (in thousands)

Operating expenses:
     Selling, general and administrative (excludes $252
     in goodwill amortization in 2001) .....................   $  561    $  701

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES ...............     (644)     (865)
Income tax expense .........................................      --        --
                                                               ------     -----

LOSS FROM CONTINUING OPERATIONS ............................     (644)     (865)

DISCONTINUED OPERATIONS:
     Income from discontinued operations - net of
         income tax effect .................................      --        154

NET LOSS ADOPTING OF FASB 142 ..............................   $ (644)   $ (711)
                                                               ======    ======

BASIC AND DILUTED EARNINGS PER SHARE ADOPTING FASB 142

     Net loss - continuing operations ......................   $(0.04)   $(0.05)
     Net Income - discontinued operations ..................   $  --     $ 0.01
     Net loss ..............................................   $(0.04)   $(0.04)

Management plans to test goodwill for impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Management expects to perform the first of the required goodwill impairment tests as of January 1, 2002, in the second quarter of 2002. Management has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company. Any impairment charge resulting from these transitional impairment tests would be reflected as a cumulative effect of a change in accounting principle in a restated first quarter 2002. Accordingly, the results of operations and financial position of the Company for the first quarter of 2002 reported in the condensed consolidated financial statements included herein could be restated.


6.   SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. The Company's continuing operations are one operating segment.

7.   INCOME TAXES

At December 31, 2001, the Company had available net operating loss carryforwards of approximately $3,674,000 in the United States. The United States carryforwards expire in varying amounts through 2011. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company. The current quarter ended March 31, 2002, reflects a full valuation allowance on the net operating loss recorded for the quarter.

8.   LITIGATION

On March 26, 2001, we entered into a settlement agreement with Agen Biomedical Ltd. ("Agen") with regard to a patent infringement action filed against us by Agen on March 10, 2000, relating to products that were included in the discontinued operations. As a part of the settlement, the Company and Agen have entered into a non-exclusive license agreement for the underlying patent and all claims by Agen and counter claims made by us have been dropped. As a part of the sale of the Hemostasis business, the Company signed an amendment to the settlement agreement that consented to the assignment and assumption of the settlement agreement by Trinity Biotech plc. As a part of the agreement, the Company made a lump sum payment of $250,000 to Agen, which is reflected as a transaction cost in the gain on the sale of the discontinued operations as of December 31, 2001.

On January 24, 2002, we entered into a settlement agreement with Instrumentation Laboratory Company ("IL") with regard to a patent infringement action filed against us on August 9, 2001 by IL relating to a product that was included in the discontinued operations. As part of the settlement, the Company and IL entered a consent judgment with the court, and we agreed to pay damages and costs in the amount of $20,000, which was included in accrued expenses at December 31, 2001. The Company does not believe that the settlement will have a material impact on the results of continuing operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Xtrana's mission is to simplify the analysis of DNA/RNA, so that nucleic acid based detection systems can be utilized in point-of-care, point-of-service applications. The proprietary assays developed by Xtrana are designed to be easy to use outside of a traditional molecular biology laboratory at a cost per test that is competitive with existing rapid test technologies. These diagnostic tests are intended for use in drug discovery, detection of environmental and food contaminants, forensics and testing for identity, human and animal diseases, genetic predisposition to disease, and other applications. The Company's first commercial nucleic acid product is Xtra Amp(TM), DNA or RNA extraction kits that enable high throughput extraction in as little as 3 minutes, versus competing technologies that can take 30 minutes to 3 hours. Through its Hemostasis Business, the Company also developed, manufactured, and marketed a full range of test kits to assess and diagnose disorders of blood coagulation, thrombotic risk factors, fibrinolysis, platelet function, and the vascular system under the Biopool(R) label. However, on December 20, 2001, the shareholders approved the sale of the Hemostasis business; and on December 21, 2001, the Company closed the sale of substantially all of the assets of its Hemostasis business to Trinity Biotech plc for total consideration of US$6,250,000, plus the assumption of certain liabilities.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has $104,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at March 31, 2002. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of March 31, 2002, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2002.

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

GOODWILL

Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows.

RESULTS OF OPERATIONS

Sales from continuing  operations were $0.19 million for the three-month  period ended March 31, 2002, compared with $0.15 million for the corresponding period of 2001. This increase in revenue is the result of sales of Xtra Amp(TM) extraction kits, which was partially offset by a 6% reduction in grant revenue to a level of $0.14 million in the 2002 period. Xtra Amp(TM), the Company's first commercial nucleic acid based product, was officially launched through various distributors in the third quarter of 2001. Sales of Xtra Amp(TM) in the first quarter increased 111% over the sales achieved in the fourth quarter of 2001. We believe the sales of our Xtra Amp(TM) kits should continue to increase in subsequent quarters through increased market penetration in existing geographic markets and through an expansion of our geographic markets as we add new distribution partners. We also anticipate that our grant revenue will increase slightly in subsequent quarters as we begin to accelerate our development efforts on new grants that were awarded to the Company in late 2001 and early 2002. As of March 31, 2002, the available funding under these various grants was $1.6 million.

Cost of goods sold was $0.1 million for the three months ended March 31, 2002, compared with $0.04 million relating solely to revenue from continuing operations for the corresponding period in 2001. Gross margin was 41% for the three-month period ended March 31, 2002, compared with 73% for the corresponding period in 2001. Gross margin on product sales was 60% during the quarter. Management does not believe that this comparison is particularly meaningful at this stage of the development of the continuing operations because gross margins are largely related to government grants that vary depending upon the specific contract. The 73% gross margin in 2001 was the result of final revenue recognition on certain government grants.

Operating expenses from continuing operations were $0.8 million for the three months ended March 31, 2002, compared with $1.3 million for the same period in 2001. Operating expenses decreased by $0.5 million during the first quarter as a result of: (a) the adoption of the change in accounting for amortization of goodwill of $0.2 million (note 5); (b) severance obligations relating to the Company's former CEO of $0.2 million that were recognized in the 2001 period, the payment of which was completed in February 2002; and (c) a reduction of costs associated with our Denver operations through various cost containment measures. Other income is primarily interest income.

FINANCIAL CONDITION

During the 4th quarter of 2001, the Company sold substantially all of the assets of its Hemostasis business for $6.25 million in cash and notes, which resulted in a $0.8 million gain over net asset value. This inflow of cash added to the Company's existing liquidity position. As of March 31, 2002, working capital was $3.3 million, with a current ratio of 5.9 to 1.0.

The Company is currently consuming cash to fund the research and development of its nucleic acid diagnostic technologies. The Company believes that some of this investment will be offset by government grants and revenue from the sale of nucleic acid products over the next twelve months. This revenue combined with the Company's current availability of cash and notes receivable are adequate to meet our ongoing needs for at least the next twelve months. However, should revenues from government grants and the nucleic acid product lines not materialize, it may become necessary for the Company to raise additional capital to fund its ongoing operations in the subsequent 12-month period.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits - None

          (b)  Reports on Form 8-K
               1. Form 8-K filed January 7, 2002, disclosing the sale of the Registrant's Hemostasis business to Trinity Biotech plc effective December 21, 2001.
               2. Form 8-K/A filed February 15, 2002, disclosing pro forma financial information not filed with the initial report on Form 8-K.
               3. Form 8-K filed April 4, 2002, disclosing the Registrant's 2001 year-end and fourth Quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        May 13, 2002                     XTRANA, INC.
       -----------------------                -------------------------------
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