Form 10QSB
period 2002-06-30
XTRANA INC
filed 2002-08-14
CIK 830736

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

                       For the quarter ended June 30, 2002

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



Outstanding at August 12, 2002, Common Stock, $.01 par value per share, 17,470,215 shares.

================================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30, DECEMBER 31,
                                                              2002         2001
                                                        (UNAUDITED)
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
     Cash ............................................    $  1,781     $  3,726
     Accounts receivable, net ........................         274           46
     Inventories .....................................          45           66
     Note receivable and accrued interest ............         887          855
     Prepaid expenses and other current assets .......         120           56
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS .................................       3,107        4,749

PROPERTY AND EQUIPMENT ...............................       1,104          862
     Less accumulated depreciation ...................        (201)         (98)
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET ..........................         903          764

NOTES RECEIVABLE .....................................       1,736        1,736

Goodwill, net ........................................       8,516        8,516

OTHER ASSETS .........................................         157          148
--------------------------------------------------------------------------------

TOTAL ASSETS .........................................    $ 14,419     $ 15,913
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ............................    $    504     $    809

LONG TERM LIABILITY ..................................          40           36

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 17,470,215 and 17,323,498 shares
     issued and outstanding in 2002 and 2001 .........         175          173
Other stockholders' equity ...........................      19,413       19,407
Accumulated deficit ..................................      (5,713)      (4,512)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ...........................      13,875       15,068
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 14,419     $ 15,913
================================================================================


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        THREE MONTHS ENDING    SIX MONTHS ENDING
                                              JUNE 30,              JUNE 30,
                                          2002       2001       2002       2001
--------------------------------------------------------------------------------
                                          (in thousands except per share data)

SALES ............................... $    518   $     70   $    708   $    223
Cost of sales .......................      353         45        465         86
--------------------------------------------------------------------------------

GROSS PROFIT ........................      165         25        243        137

Operating expenses:
     Selling, general, administrative      578        633      1,139      1,583
     Research and development .......      185        335        386        646
--------------------------------------------------------------------------------
Total operating expense .............      763        968      1,525      2,229

Other income, net ...................      (41)       (17)       (81)       (52)
--------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE TAXES ...................     (557)      (926)    (1,201)    (2,040)
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
     Income from discontinued
       operations - net of income
       tax effect ...................     --          173       --          326


NET LOSS ............................ $   (557)  $   (753)  $ (1,201)  $ (1,714)
================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ..........................   17,465     17,163     17,395     17,163
     Effect of dilutive shares ......     --         --         --         --
                                        ---------------------------------------

     Diluted ........................   17,465     17,163     17,395     17,163
                                        =======================================

BASIC AND DILUTED EARNINGS PER SHARE
     Net loss - Continuing operations $  (0.03)  $  (0.05)  $  (0.07)  $  (0.12)
     Net income - Discontinued
       operations ...................     --         0.01       --         0.02
     Net loss .......................    (0.03)     (0.04)     (0.07)     (0.10)


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




SIX MONTHS ENDING JUNE 30,                                    2002        2001
--------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES ...................................    $(1,682)    $(1,479)

INVESTING ACTIVITIES ...................................       (263)       (530)

DISCONTINUED OPERATIONS ................................       --           696

EFFECT OF EXCHANGE RATES ...............................       --          (265)
--------------------------------------------------------------------------------

NET DECREASE IN CASH ...................................     (1,945)     (1,578)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........      3,726       4,011
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............    $ 1,781     $ 2,433
================================================================================


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)
                                  JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Financial information presented in the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES (in thousands)           June 30,          December 31,
                                            2002                2001
                                        ----------          ----------
     Raw materials                      $       10          $       10
     Finished products                          55                  56
     Reserve                                   (20)                 --
                                        ----------          ----------
                                        $       45          $       66
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

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Total comprehensive loss for the period ended June 30, 2002, was $1,201,000, compared to $1,979,000 for the same period in 2001. Included in the $1,979,000 is $265,000 of cumulative foreign currency translation adjustments, which were included in the gain on the sale of the discontinued operations in the fourth quarter of 2001.

GOODWILL

Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002. The Company utilized the present value of future cash flows approach to determine the value of the goodwill within the net book value of the Company at December 31, 2001. Based upon the estimated future value of the cash flow discounted at a rate of 25% the Company determined that the value of the goodwill was not impaired. Management will continue to evaluate any potential impairment on an ongoing basis pursuant to Statement 142, and if the assumptions used in the analysis do not materialize or change substantially, an impairment charge may need to be taken in the future.

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

SIX MONTHS ENDING JUNE 30,                                   2002          2001
--------------------------------------------------------------------------------
                                                               (in thousands)
Operating expenses:
     Selling, general and administrative
       (excludes $531 in goodwill
       amortization in 2001) .......................      $ 1,139       $ 1,052

LOSS FROM CONTINUING OPERATIONS BEFORE
  TAXES ............................................       (1,201)       (1,509)
Income tax expense .................................         --            --
--------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS ....................       (1,201)       (1,509)
DISCONTINUED OPERATIONS:
     Income from discontinued operations -
       net of income tax effect ....................         --             326

NET LOSS ADOPTING FASB 142 .........................      $(1,201)      $(1,183)
================================================================================

BASIC AND DILUTED EARNINGS PER SHARE
  ADOPTING FASB 142
     Net loss - continuing operations ..............      $ (0.07)      $ (0.09)
     Net income - discontinued operations ..........      $  --         $  0.02
     Net loss ......................................      $ (0.07)      $ (0.07)

Management plans to test goodwill for impairment using the two-step process described in Statement 142 on an annual basis, consistent with the analysis performed as of December 31, 2001.

6.   SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. The Company's continuing operations are one operating segment.

7.   INCOME TAXES

At December 31, 2001, the Company had available net operating loss carryforwards of approximately $3,674,000 in the United States. The United States carryforwards expire in varying amounts through 2011. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company. The current quarter ended June 30, 2002, reflects a full valuation allowance on the net operating loss recorded for the period.

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

9.   MERGER WITH THE FORMER XTRANA, INC.

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

10.  SALE OF HEMOSTASIS BUSINESS

On December 20, 2001, the shareholders approved the sale of the Hemostasis business. On December 21, 2001, the Company closed the sale of substantially all of the assets of its Hemostasis business to Trinity Biotech plc for total consideration of US$6,250,000, plus the assumption of certain liabilities. The assets sold included the operations located in Ventura, California, and the Company's wholly owned Swedish subsidiary,

Biopool AB. The total consideration paid to the Company of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,000 in cash at closing; (b) a note in the amount of US$855,200 due one year from the closing date; (c) a note in the amount of US$1,166,200 due two years from the closing date; and (d) a note in the amount of US$570,100 due three years from the closing date. The notes carry interest at a rate of 5% per annum and are secured by a second position on substantially all of the U.S. assets of Trinity Biotech plc. Included in Accrued Expenses is $175,000 related to transaction costs associated with the sale of the Hemostasis business. Included in other long-term liabilities is $36,000 related to transaction costs that are the result of a broker commission payable over 3 years as follows: $24,000 due December 21, 2003, and $12,000 due December 21, 2004. This note bears interest at a rate of 5% per annum.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has $279,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at June 30, 2002. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of June 30, 2002, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2002.

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

GOODWILL

Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows. Notwithstanding the requirement of Statement 142 that requires that these assets be reviewed for impairment at least annually, management will continue to evaluate any potential impairment on an ongoing basis pursuant to Statement 142, and if the assumptions used in the analysis do not materialize or change substantially, an impairment charge may need to be taken in the future.

RESULTS OF OPERATIONS

Sales from continuing operations were $0.52 million for the three-month period and $0.71 million for the six-month period ended June 30, 2002, compared with $0.07 million and $0.22 for the corresponding periods of 2001. Revenue for the first six months of 2002 increased 217% over the same period of 2001. This increase in revenue is the result of sales of Xtra Amp(TM) extraction kits of $0.06 million in the first half of 2002 versus no sales in the corresponding 2001 period, and increased grant revenue of $0.65 million in the 2002 period, a 190% increase over the same period of 2001. Xtra Amp(TM), the Company's first commercial nucleic acid based product, was officially launched through various distributors in the third quarter of 2001. Sales of Xtra Amp(TM) in the first six months of 2002 increased 170% over the sales achieved in all of 2001. We believe the sales of our Xtra Amp(TM) kits should continue to increase in subsequent quarters through increased market penetration in existing geographic markets and through an expansion of our geographic markets as we add new distribution partners. We anticipate that our grant revenue will be maintained at the levels experienced in the current quarter just ended at least through the end of 2002. As of June 30, 2002, the available funding under these various grants was $1.1 million.

Cost of goods sold from continuing operations was $0.35 million for the three month period and $0.47 million for the six-month period ended June 30, 2002, compared with $0.05 million and $0.09 relating solely to revenue from continuing operations for the corresponding period in 2001. Gross margin was 34% for the six-month period ended June 30, 2002, compared with 61% for the corresponding period in 2001. During the quarter ended June 30, 2002 the company established an obsolescence reserve for Xtra Amp(TM) inventory of $0.02 million. As Xtra Amp(TM) kits have an established shelf life, the company felt that the establishment of such a reserve was appropriate. Gross margin excluding the reserve for obsolescence on Xtra Amp(TM) product sales was 63% during the 1st half of 2002. Management does not believe that this comparison is particularly meaningful at this stage of the development of the continuing operations because gross margins are largely related to government grants that vary depending upon the specific contract. The 61% gross margin in 2001 was the result of final revenue recognition on certain government grants.

Operating expenses from continuing operations were $0.8 million for the three months and $1.5 million for the six-month period ended June 30, 2002, compared with $1.0 and $2.2 million for the same period in 2001. Operating expenses decreased by $0.7 million during the first six months of 2002 versus the same period in 2001 as a result of: (a) the adoption of the change in accounting for amortization of goodwill of $0.5 million (note 5); (b) severance obligations relating to the Company's former CEO of $0.2 million that were recognized in the 2001 period, the payment of which was completed in February 2002; and (c) increased billing utilization of grant revenue producing personnel, which is reclassified to cost of sales. Other income is primarily interest income.

FINANCIAL CONDITION

During the 4th quarter of 2001, the Company sold substantially all of the assets of its Hemostasis business for $6.25 million in cash and notes, which resulted in a $0.8 million gain over net asset value. This inflow of cash added to the Company's existing liquidity position. As of June 30, 2002, working capital was $2.6 million, with a current ratio of 6.2 to 1.0.

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

          (a) The Registrant's Annual Meeting of Stockholders was held June 13, 2002.

          (b) The following directors were elected for the ensuing year at the Annual Meeting:

               Michael D. Bick, Ph.D.                  John C. Gerdes, Ph.D.
               Douglas L. Ayer                         N. Price Paschall
               James H. Chamberlain                    Timothy J. Dahltorp

               No other director's term of office continued after the Annual Meeting.

          (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

               1.   The election of Michael D. Bick, Ph.D., as a director:

                    9,913,006 votes for; 2,265,083 votes against; 0 votes withheld; 0 abstentions; 5,292,126 non-votes.

               2.   The election of Douglas L. Ayer as a director:

                    10,494,888 votes for; 1,683,201 votes against; 0 votes withheld; 0 abstentions; 5,292,126 non-votes.

               3.   The election of James H. Chamberlain as a director:

                    10,020,089 votes for; 2,158,000 votes against; 0 votes withheld; 0 abstentions; 5,292,126 non-votes.

               4.   The election of John C. Gerdes, Ph.D., as a director:

                    10,555,888 votes for; 1,622,201 votes against; 0 votes withheld; 0 abstentions; 5,292,126 non-votes.

               5.   The election of N. Price Paschall as a director:

                    10,020,089 votes for; 2,158,000 votes against; 0 votes withheld; 0 abstentions; 5,292,126 non-votes

               6.   The election of Timothy J. Dahltorp as a director:

                    10,404,938 votes for; 1,773,151 votes against; 0 votes withheld; 0 abstentions; 5,292,126 non-votes

               7. To ratify the appointment of Ernst & Young LLP as the independent public accountants of the Company:

                    12,113,939   votes  for;  40,350  votes  against;   0  votes
                    withheld; 23,800 abstentions, 5,315,926 non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          99.1      Certificate  of  our  Chief  Executive   Officer  and  Chief
                    Financial   Officer   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          Form 8-K filed April 4, 2002, disclosing the Registrant's 2001 year-end and fourth quarter financial results.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 14, 2002                  XTRANA, INC.
       -----------------                 ---------------------------------------
                                         (Registrant)





                                         /s/ Timothy J. Dahltorp
                                         ---------------------------------------
                                             Timothy J. Dahltorp
                                             Chief Executive Officer and
                                             Chief Financial Officer