Form 10QSB
period 2002-09-30
XTRANA INC
filed 2002-11-14
CIK 830736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17714

                                  XTRANA, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           DELAWARE                                           58-1729436
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

    590 BURBANK STREET, SUITE 205,                         (303) 466-4424
      BROOMFIELD, COLORADO 80020                      (Issuer's telephone number
(Address of principal executive offices)                including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Outstanding at November 8, 2002, Common Stock, $.01 par value per share, 17,470,215 shares.

================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER     DECEMBER
                                                             30,          31,
                                                            2002         2001
                                                        (UNAUDITED)
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
     Cash ............................................    $  1,325     $  3,726
     Accounts receivable, net ........................         177           46
     Inventories .....................................          59           66
     Note receivable and accrued interest ............         888          855
     Prepaid expenses and other current assets .......          69           56
                                                          --------     --------
TOTAL CURRENT ASSETS .................................       2,518        4,749

PROPERTY AND EQUIPMENT ...............................       1,104          862
     Less accumulated depreciation ...................        (260)         (98)
                                                          --------     --------
PROPERTY AND EQUIPMENT, NET ..........................         844          764

NOTES RECEIVABLE .....................................       1,736        1,736

Goodwill, net ........................................       8,516        8,516

OTHER ASSETS .........................................         169          148
                                                          --------     --------
TOTAL ASSETS .........................................    $ 13,783     $ 15,913
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ............................    $    487     $    809

LONG TERM LIABILITY ..................................          40           36

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 17,470,215 and 17,323,498 shares
     issued and outstanding in 2002 and 2001 .........         175          173
Other stockholders' equity ...........................      19,421       19,407
Accumulated deficit ..................................      (6,340)      (4,512)
                                                          --------     --------
TOTAL STOCKHOLDERS' EQUITY ...........................      13,256       15,068
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 13,783     $ 15,913
                                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        THREE MONTHS ENDING  NINE MONTHS ENDING
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                          2002       2001       2002       2001
-------------------------------------------------------------------------------
                                          (in thousands except per share data)

SALES ..............................  $    425   $     54   $  1,133   $    277
Cost of sales ......................       344         32        809        118
                                      --------   --------   --------   --------
GROSS PROFIT .......................        81         22        324        159

Operating expenses:
  Selling, general, administrative .       605        693      1,744      2,276
  Research and development .........       141        303        527        949
                                      --------   --------   --------   --------
Total operating expense ............       746        996      2,271      3,225

Other income, net ..................       (39)       (21)      (120)       (73)
                                      --------   --------   --------   --------

LOSS FROM CONTINUING OPERATIONS
  BEFORE TAXES .....................      (626)      (953)    (1,827)    (2,993)
                                      --------   --------   --------   --------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued
    operations - net of income tax
    effect .........................      --          (74)      --          253


NET LOSS ...........................  $   (626)  $ (1,027)  $ (1,827)  $ (2,741)
                                      ========   ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted ................    17,470     17,248     17,420     17,192

BASIC AND DILUTED EARNINGS PER SHARE
  Net loss - Continuing operations .  $  (0.04)  $  (0.06)  $  (0.10)  $  (0.17)
  Net income - Discontinued
    operations .....................      --         --         --         0.01
  Net loss .........................     (0.04)     (0.06)     (0.10)     (0.16)


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




NINE MONTHS ENDING SEPTEMBER 30,                              2002         2001
-------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES .................................     $(2,125)     $(2,425)

INVESTING ACTIVITIES .................................        (276)        (932)

DISCONTINUED OPERATIONS ..............................        --          1,003

EFFECT OF EXCHANGE RATES .............................        --           (232)
                                                           -------      -------

NET DECREASE IN CASH .................................      (2,401)      (2,586)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......       3,726        4,011
                                                           -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............     $ 1,325      $ 1,425
                                                           =======      =======

See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.
                     (FORMERLY BIOPOOL INTERNATIONAL, INC.)
                               SEPTEMBER 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Financial information presented in the notes to the consolidated financial statements excludes discontinued operations except where noted.

2.   INVENTORIES (in thousands)

                                                    September 30,  December 31,
                                                        2002          2001
                                                     ----------    ----------
     Raw materials ...............................   $       14    $       10
     Finished products ...........................           68            56
     Reserve .....................................          (23)           --
                                                     ----------    ----------
                                                     $       59    $       66
                                                     ==========    ==========

3.   EARNINGS PER SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares and dilutive potential common shares outstanding. Potential dilutive shares are outstanding options under the Company's stock option plans and outstanding warrants, which are included under the treasury stock method and would be anti-dilutive in nature.

4.   COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. However, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. Total comprehensive loss for the period ended September 30, 2002, was $1,827,000, compared to $2,974,000 for the same period in 2001.
Included in the $2,974,000 is $232,000 of cumulative foreign currency translation adjustments, which were included in the gain on the sale of the discontinued operations in the fourth quarter of 2001.

5.   GOODWILL AND OTHER LONG-LIVED ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002. The Company completed the transitional goodwill impairment test utilizing the present value of future cash flows approach utilizing a 25% discount rate and concluded that no goodwill impairment existed at January 1, 2002. The Company is required to perform impairment tests annually and plans to perform these tests in the fourth quarter of each year. However, the Company may be required to perform these tests on a more frequent basis if conditions exist which indicate potential impairment. Management will continue to evaluate any potential impairment on an ongoing basis pursuant to Statement 142, and if the assumptions used in the analysis do not materialize or change substantially, an impairment charge may need to be taken in the future.

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


NINE MONTHS ENDING SEPTEMBER 30,                            2002           2001
--------------------------------------------------------------------------------
                                                              (in thousands)
Operating expenses:
  Selling, general and administrative
     (excludes $746 in goodwill
       amortization in 2001) .....................       $ 1,744        $ 1,530

LOSS FROM CONTINUING OPERATIONS BEFORE
  TAXES ..........................................        (1,827)        (2,247)
Income tax expense ...............................          --             --
                                                         -------        -------
LOSS FROM CONTINUING OPERATIONS ..................        (1,827)        (2,247)
DISCONTINUED OPERATIONS:
  Income from discontinued operations -
     net of income tax effect ....................          --              252

NET LOSS ADOPTING FASB 142 .......................       $(1,827)       $(1,995)
                                                         =======        =======

BASIC AND DILUTED EARNINGS PER SHARE
  ADOPTING FASB 142
  Net loss - continuing operations ...............       $ (0.10)       $ (0.13)
  Net income - discontinued operations ...........       $  --          $  0.01
  Net loss .......................................       $ (0.10)       $ (0.12)


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

7.   INCOME TAXES

At December 31, 2001, the Company had available net operating loss carryforwards of approximately $3,674,000 in the United States. The United States carryforwards expire in varying amounts through 2011. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company. The current quarter ended September 30, 2002, reflects a full valuation allowance on the net operating loss recorded for the period.

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

9.   MERGER WITH THE FORMER XTRANA, INC.

Effective August 10, 2000, the former Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana, Inc. and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, Inc. Of the total shares issued, 936,946 shares are held in escrow and are contingently cancelable if certain sales objectives for the former Xtrana, Inc. business are not met. Also, an additional 1,030,641 shares are issuable to the former Xtrana shareholders if certain sales objectives are exceeded. The escrow period for the contingent shares expired on September 30, 2002 without achieving the sales objectives. Pursuant to the Merger Agreement, the 936,946 shares in escrow will be canceled, and the additional 1,030,641 shares will not be issued. At September 30, 2002, the contingent shares were reflected as outstanding common stock as the holders of these shares have full right to vote the shares while in escrow. Additionally, as a part of the merger, 998,366 warrants with an estimated fair value of $587,000 were issued to warrant holders of the former Xtrana, Inc. and certain financial advisors. At the effective time of the merger, the stockholders of the former Xtrana, Inc. held approximately 50% of the outstanding stock of the Company, on a fully diluted basis. On June 21, 2001 the Company changed its name to Xtrana, Inc.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has $182,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at September 30, 2002. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of September 30, 2002, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2002.

The Company believes the following critical accounting policies affect the significant judgments and estimates used in preparation of the consolidated financial statements.

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

GOODWILL

GOODWILL AND OTHER LONG-LIVED ASSETS. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002. The Company completed the transitional goodwill impairment test utilizing the present value of future cash flows approach utilizing a 25% discount rate and concluded that no goodwill impairment existed at January 1, 2002. The Company is required to perform impairment tests annually and plans to perform these tests in the fourth quarter of each year. However, the Company may be required to perform these tests on a more frequent basis if conditions exist which indicate potential impairment. Notwithstanding the requirement of Statement 142 that requires that these assets be reviewed for impairment at least annually, management will continue to evaluate any potential impairment on an ongoing basis pursuant to Statement 142, and if the assumptions used in the analysis do not materialize or change substantially, an impairment charge may need to be taken in the future.

RESULTS OF OPERATIONS

Sales from continuing operations were $0.43 million for the three-month period and $1.13 million for the nine-month period ended September 30, 2002, compared with $0.05 million and $0.28 million for the corresponding periods of 2001. Revenue for the first nine months of 2002 increased 309% over the same period of 2001. This increase in revenue is the result of sales of Xtra Amp(TM) extraction kits of $0.12 million in the first three quarters of 2002 versus no sales in the corresponding 2001 period, and increased grant revenue of $0.74 million in the 2002 period, a 266% increase over the same period of 2001. Xtra Amp(TM), the Company's first commercial nucleic acid based product, was officially launched through various distributors in the third quarter of 2001. Sales of Xtra Amp(TM) in the first nine months of 2002 increased 500% over the sales achieved in all of 2001. Although sales of Xtra Amp(TM) have shown steady increase on a quarter-to-quarter basis, the levels of revenue are below the Company's expectations, due mainly to a much longer sales cycle than was originally anticipated as a result of the highly technical nature of the product. Management is aggressively working with its distributors to increase these revenues at a much faster rate, but there can be no assurance that more aggressive growth will be achieved. We anticipate that our grant revenue will be maintained at the levels experienced in the current quarter just ended at least through the end of 2002. As a number of these grants will be fully consumed by mid 2003, there can be no assurance that the Company will be able to replace these research grants to fund its ongoing research and development efforts. As of September 30, 2002, the available funding under these various grants was $1.8 million including the most recent grant awarded the

Company of $1.0 million from the National Institute of Health (NIH), which is budgeted to be spent over a three-year period.

Cost of goods sold from continuing operations was $0.34 million for the three month period and $0.81 million for the nine-month period ended September 30, 2002, compared with $0.03 million and $0.12 million relating solely to revenue from continuing operations for the corresponding period in 2001. Gross margin was 29% for the nine-month period ended September 30, 2002, compared with 57% for the corresponding period in 2001. During the quarter ended September 30, 2002 the Company established an obsolescence reserve for Xtra Amp(TM) inventory of $0.02 million. As Xtra Amp(TM) kits have an established shelf life, the Company felt that the establishment of such a reserve was appropriate. Gross margin excluding the reserve for obsolescence on Xtra Amp(TM) product sales was 66% during the three quarters of 2002. Management does not believe that this comparison is particularly meaningful at this stage of the development of the continuing operations because gross margins are largely related to government grants that vary depending upon the specific contract. The 57% gross margin in 2001 was the result of final revenue recognition on certain government grants.

Operating expenses from continuing operations were $0.7 million for the three months and $2.3 million for the nine-month period ended September 30, 2002, compared with $1.0 and $3.2 million for the same period in 2001. Operating expenses decreased by $0.9 million during the first three quarters of 2002 versus the same period in 2001 as a result of: (a) the adoption of the change in accounting for amortization of goodwill of $0.8 million (note 5); (b) severance obligations relating to the Company's former CEO of $0.2 million that were recognized in the 2001 period, the payment of which was completed in February 2002; and (c) increased billing utilization of grant revenue producing personnel, which is reclassified to cost of sales. Other income is primarily interest income.

FINANCIAL CONDITION

During the 4th quarter of 2001, the Company sold substantially all of the assets of its Hemostasis business for $6.25 million in cash and notes, which resulted in a $0.8 million gain over net asset value. This inflow of cash added to the Company's existing liquidity position. As of September 30, 2002, working capital was $2.0 million, with a current ratio of 5.2 to 1.0.

The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. The Company believes that the current availability of cash and notes receivable are adequate to fund operations for at least the next twelve months. However, due to the slower than anticipated growth in Xtra Amp(TM) sales and the uncertainty regarding the Company's ability to obtain additional research grants, it may become necessary for the Company to raise additional capital to fund its research and development in 2003 and to fund operations in the subsequent 12-month period.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to Xtrana, Inc., is disclosed in its public filings on a regular basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. The Company believes that its pre-existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations.

Within 90 days prior to the filing of this report, members of the Company's management, including Timothy Dahltorp, the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Dahltorp concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.


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





Date:      November 13, 2002                     XTRANA, INC.
       ------------------------                  -------------------------------
                                                 (Registrant)




                                                 /s/ Timothy J. Dahltorp
                                                 -------------------------------
                                                 Timothy J. Dahltorp
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy Dahltorp, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Xtrana, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                          /s/ Timothy Dahltorp
                                          --------------------------
                                          Timothy Dahltorp
                                          Chief Executive Officer and
                                          Chief Financial Officer