Form 10KSB
period 2002-12-31
XTRANA INC
filed 2003-03-31
CIK 830736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                   ----------

                         COMMISSION FILE NUMBER 0-17714

                                   ----------

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

                                   ----------

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                               TITLE OF EACH CLASS

                     Common Stock, par value $.01 per share
                          Common Stock Purchase Rights

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,409,000.

The aggregate market value of Xtrana, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on December 31, 2002, was $2,479,990.

Number of shares of Common Stock of Xtrana, Inc., $.01 par value, issued and outstanding as of March 21, 2003: 16,533,269.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]
================================================================================

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB


PART I                                                                      PAGE

Item 1.    Business......................................................     3
Item 2.    Properties....................................................     9
Item 3.    Legal Proceedings.............................................     9
Item 4.    Submission of Matters to a Vote of Security-Holders...........    10

PART II

Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters......................................    10
Item 6.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    11
Item 7.    Financial Statements and Supplementary Data...................    22
Item 8.    Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure......................    22

PART III

Item 9.    Directors and Executive Officers..............................    22
Item 10.   Executive Compensation........................................    22
Item 11.   Security Ownership of Certain Beneficial Owners
                and Management...........................................    22
Item 12.   Certain Relationships and Related Transactions................    22
Item 13.   Exhibits, Financial Statement Schedules and Reports
                on Form 8-K..............................................    23
Item 14.   Controls and Procedures.......................................    24

SIGNATURES ..............................................................    25

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Xtrana, Inc. ("Xtrana" or the "Company") develops and commercializes technologies to simplify the analysis of DNA and RNA, so that nucleic acid-based detection systems can be utilized in point-of-care, point-of-service applications. The proprietary assays developed by Xtrana are designed to be easy to use outside of a traditional molecular biology laboratory at a cost per test that is competitive with existing rapid test technologies. These diagnostic tests are intended for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

         We were initially incorporated in Delaware in 1987. The name of the company was changed from Biopool International, Inc., to Xtrana, Inc., in June of 2001. Our corporate headquarters is located in Broomfield, Colorado, where we conduct manufacturing operations as well as research and development activities.

         On August 10, 2000, we completed a merger with the former Xtrana, Inc., a company based in Denver, Colorado, and primarily engaged in the development of new proprietary nucleic acid (DNA/RNA) testing technology.

         On December 21, 2001, we completed our strategy of divesting ourselves of our Hemostasis business segment by selling substantially all of the assets of that business to Trinity Biotech plc, an Irish corporation, for total consideration of US$6,250,000 plus the assumption of certain of our liabilities associated with that business. The assets sold included the operations of Xtrana located in Ventura, California, and a wholly owned Swedish subsidiary, Biopool AB. The total consideration of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,500 in cash which was paid on December 21, 2001; (b) a note in the amount of US$855,200 due on December 21, 2002, which was paid subsequent to December 31, 2002; (c) a note in the amount of US$1,166,200 due on December 21, 2003; and (d) a note in the amount of US$570,100 due December 21, 2004. The notes carry interest at a rate of 5% per annum, and are secured by a second position on substantially all of the assets of Trinity Biotech plc that are located in the United States.

NUCLEIC ACID (DNA/RNA) TESTING INDUSTRY

         The growing understanding of genetics and the genetic basis of biological activity is driving renewed growth in the research and commercial testing markets. Genomic research is being applied to identify specific genes and to use the identity of the gene to identify its source, as in forensics, paternity and pathogen testing, or to reveal possible linkages between the gene and biologic activity and disease, as in diagnostic testing. Highly specific detection tests and, where applicable, precisely targeted therapeutic approaches are being designed to address not only human disorders but also veterinary, environmental, food safety, forensics, and other applications. These new tests and approaches require specialized research reagents, supplies, tools, and instruments. Currently, demand for these reagents, supplies, tools, and instruments arise from both academic and industrial researchers and from commercial testing applications, such as forensics, paternity, and diagnostic testing.

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

         Historically, the analysis of nucleic acid has been a very expensive and time-consuming process, requiring extensive and well-equipped microbiology laboratories and highly trained personnel. The process can be segmented into three independent steps. First, the DNA or RNA must be extracted from the sample, which could be blood, tissue, urine, food products, or other organic materials, and isolated from contaminants. This process is also referred to as sample preparation. Second, the specific gene sequence related to the target to be analyzed is amplified, making thousands of copies of the sequence if it is present in the sample. Lastly, the gene sequence must be detected and analyzed. We have developed proprietary technologies in sample preparation and detection, and are pursuing the license of an amplification technology. Each of the technologies, once commercialized, could be marketed as standalone products. When combined, the technologies could permit the development of rapid, easy-to-use, and cost-effective nucleic acid testing devices that can be employed either in a laboratory setting or at the point of sample collection in place of the current complex and time-consuming laboratory-based procedures.

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

         o Began investing more resources in research and development than in its prior operating periods. In 2001, we spent $1,372,000 on research and development. In 2002, research and development expenses increased approximately $400,000 to $1,785,000, or 30% over 2001 levels. We anticipate a decrease in research and development spending in 2003 to approximately $1,300,000 due to limited capital availability. We expect this investment will continue to advance our diagnostic platforms but based on the capital currently available to the Company, we will not be able to commercialize these technologies on our own. As a result, the Company is actively pursuing strategic relationships with third parties to assist us in bringing these technologies to the commercial market; and

         o Is continuing to expand its worldwide distribution network for the sale of our extraction products, as well as evaluating potential partners for the co-development and/or distribution of our diagnostic platforms.

         The Company is focused on directly participating in the following industry segments for nucleic acid testing:

         o EXTRACTION/SAMPLE PREPARATION - Total annual sales of reagents for the preparation and purification of nucleic acids in 2001 was estimated to be $760 million, and is expected to grow to over $1.3 billion annually by the year 2005.

         o CLINICAL DIAGNOSTICS - The total annual sales of all clinical diagnostic applications was estimated to be in excess of $21 billion in 2001. Of this total, nucleic acid-based diagnostics represented approximately 7%, or $1.5 billion. It is anticipated that the total clinical diagnostics industry will grow to over $35 billion by the year 2005. The nucleic acid segment is expected to grow at a much more rapid rate as new technologies enable new testing and render old testing methodologies obsolete.

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

         Historically, the Company has attempted to develop a proprietary amplification technology. These efforts have not been successful, and in early 2002 we ceased focusing resources on this area of development. Instead, we are pursuing the license of an amplification technology from a third party. The Company is currently in active discussions with several parties regarding such a license, and anticipates having a license in place by the middle of 2003.

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

         Xtra Amp(TM) Extraction Kits are sold in 8x12 PCR tubes, 96-well plate and 384-well plate formats. The kits come in three series for various applications:

         o SERIES I - For the extraction and isolation of DNA from whole blood, buccal swab, buffy coat fraction, and E. coli cells.

         o SERIES II - For the extraction and isolation of RNA from tissue culture cells.

         o SERIES III - For the extraction and isolation of DNA from whole tissues, tissue culture cells, rodent tails, yeast, blood stains and plant.

CUSTOMERS

         Because of the limited nature of our sales of nucleic acid-based products to date, none of our current customers account for more than 10% of our revenue. We expect this to change over the course of the current year as we increase our sales levels.

RESEARCH AND DEVELOPMENT

         All of our research and development activities are focused on the development of technologies that can be brought to market in the form of commercialized products. These research and development activities have been funded by internal capital as well as via various government grants. The major projects under development in 2003 are:

         o Additional Xtra Amp(TM) applications, including DNA and RNA from viruses, thus continuing to broaden the product line.

         o SCIP(TM)for infectious disease - Intended to be a point of care diagnostic device for the doctor's office. Provides a highly simple device: sample in, result out. The test is processed during the patient visit, thus allowing for more effective treatment. Device design is a base unit with disposable cartridges. The first cartridge under development is a test for chlamydia/gonorrhea. Additionally, work has begun on the development of assay chemistries for the detection of respiratory viruses, which will also run on the platform. During the first quarter of 2003, the Company completed work on a functional SCIP prototype. This prototype automates the extraction, amplification and detection of chlamydia and gonorrhea from clinical urine samples. This prototype has demonstrated the ability to detect targets down to a single copy (single cell) of the target organism.

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

         In 2001, we spent $1,372,000 on research and development. In 2002, research and development expenses increased approximately $400,000 to $1,794,000, or 30% over 2001 levels, and we anticipate a decrease that spending in 2003 to approximately $1,300,000 due to capital constraints.

         In nucleic acid detection, we utilize the expertise of advisors. Two of these are Michael P. Doyle, Ph.D., and Jim Mahony, Ph.D. Dr. Doyle is well known in the food microbiology industry and provides consultation regarding our food pathogen detection assays, including E. COLI 0157:H7, LISTERIA MONOCYTOGENES, SALMONELLA, Coliforms, and Campylobacter. He received his B.S. degree in Bacteriology in 1973, an M.S. in Food Microbiology in 1975, and a Ph.D. in Food Microbiology in 1977, all from the University of Wisconsin-Madison. After working for the Ralston Purina Co. from 1977-80, he accepted an Assistant Professor position at the Food Research Institute at the University of Wisconsin-Madison in 1980. He remained there, advancing to full Professor in the Department of Food Science, until 1991. In 1991, Dr. Doyle moved to Griffin, Georgia, where he remains as Professor and Director of the Center for Food Safety and Quality Enhancement, and Head, Department of Food Science and Technology, University of Georgia. Dr. Mahony is well known in clinical virology and chlamydiology. He is consulting and collaborating on the development of a SCIP(TM)-based assay for urine detection of chlamydia and gonorrhea. He is Professor and Director at McMaster University Virology and Chlamydiology Laboratory, Hamilton, Ontario, Canada. Dr. Mahony has authored 104 publications, most of which deal with either chlamydia or gonorrhea. He has also published 25 articles in books, all discussing STD's and chlamydia. His lab frequently conducts and publishes validation studies of new methods for detection of sexually transmitted disease infectious agents. In August 2002, Dr. Mahony became a Director of the Company.

MANUFACTURING AND QUALITY CONTROL

         During 2002, we completed the transfer of Xtra Amp(TM) product manufacturing to our Broomfield, Colorado facility.

         All  of  our  products  are   manufactured   in  accordance  with  Good
Manufacturing Practices for Medical Devices as promulgated by the FDA.

         On February 14, 2003, the Company received ISO 9001:2000 certification. The International Organization for Standardization ("ISO") is a worldwide federation of national standards for quality management representing over 140 countries. The ISO 9000 series is a set of international standards referring to quality management. ISO 9001 is the most comprehensive of the quality models encompassing design, manufacturing, distribution and service systems.

SALES AND MARKETING

         We anticipate that sales of our nucleic acid-based products will be worldwide. The U.S. typically accounts for some 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan 10%, and 20% for the rest of the world.

         We sell our products through independent distributors. We currently have exclusive distribution relationships for our nucleic acid-based products in the United States, UK, Australia, Canada, Italy, Spain and Japan. Additionally, we have non-exclusive distribution relationships in other European and Pacific Rim countries. We actively work with our partner distributors in supporting our customers, and are actively seeking to add new distributors to broaden our market coverage.

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

GOVERNMENT REGULATIONS

         The manufacture and sale of diagnostic products are subject to regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries in which our diagnostic products are sold. The FDA has established guidelines and safety standards that are applicable to the pre-clinical evaluation and clinical investigation of diagnostic products and regulations that govern the manufacture and sale of such products. The FDA and similar agencies in foreign countries have substantial regulations that apply to the testing, marketing (including export), and manufacturing of products to be used for the diagnosis of disease. In the United States, many diagnostic products may be accepted by the FDA pursuant to a 510(k) notification, which must contain information that establishes that the product in question is "substantially equivalent" to similar diagnostic products already in general use.

         Our manufacturing facility, as well as any additional manufacturing operations that may be established within or outside the United States, are subject to compliance with the FDA's Good Manufacturing Practices regulations.
We are registered as a medical device manufacturer with the FDA and as a manufacturer with the U.S. Drug Enforcement Administration. We may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act, and other present and future laws of general application.

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

EMPLOYEES

         As of December 31, 2002, we had 27 regular employees, of which 25 were full-time and 2 were part-time employees. In January 2003, the Company implemented a reduction in force, eliminating 10 positions within the Company. This reduction was the result of litigation with Trinity Biotech and the impact that this ongoing litigation might have on the Company's capital resources.

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

ITEM 3. LEGAL PROCEEDINGS

         On January 24, 2002, the Company entered into a settlement agreement with Instrumentation Laboratory Company with regard to a patent infringement filed on August 9, 2001, by Instrumentation Laboratory Company relating to a product sold by our Hemostasis operations. As part of the settlement, the Company and Instrumentation Laboratory Company have agreed to enter a consent judgment with the court, and the Company paid damages and costs in the amount of $20,000. We do not believe that the settlement had a material impact on our results of continuing operations.

         On December 19, 2002, Trinity Biotech plc filed suit against the Company in U.S. District Court Southern District of New York alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the Company's sale of its Hemostasis business to Trinity. The suit alleges that the Company misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by the Company in January 2002. Trinity is seeking $1.2 million in damages, and $3 million in punitive damages. The Company believes that the suit brought by Trinity has no merit, as the product in question and the patent infringement issues surrounding it, including settlement discussions with Instrumentation Laboratory, were fully disclosed by the Company during Trinity's due diligence and in the Asset Purchase Agreement. As a part of the settlement negotiations with Instrumentation Laboratory the Company agreed to stop selling the product more than 90 days prior to Trinity's purchase of the business and settled the patent infringement suit in early 2002.

         The Company has filed a counter suit against Trinity in response to Trinity's suit, seeking $27 million in actual damages, and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. The Company is also seeking a declaratory judgment that Trinity's suit is an improper attempt to avoid its contractual obligations to the Company because Trinity merely instituted litigation to force the Company to renegotiate the terms of the sale of its Hemostasis business. There can be no guarantee that the Company will be successful in its suit.

         The litigation with Trinity has had, and will continue to have a material impact on the Company. The cost of defending the litigation has forced us to radically reduce the investment in our commercial products and those in development. In addition, the possibility of raising additional capital, which we disclosed as a possible alternative for the Company in our 10QSB dated September 30, 2002, has been seriously undermined due to the existence of the litigation.

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

                                            2002                    2001
                                   ---------------------   ---------------------
                                      HIGH        LOW         HIGH        LOW
                                   ---------   ---------   ---------   ---------
First quarter ..............       $   0.800   $   0.400   $   1.500   $   0.781

Second quarter .............           0.610       0.270       0.950       0.530

Third quarter ..............           0.450       0.170       0.850       0.420

Fourth quarter .............           0.360       0.140       1.480       0.430

(a) On March 20, 2003, the closing trade price of our common stock, as reported by the OTCBB, was $0.12.

(b) As of March 21, 2003, we had 233 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 2,492 beneficial shareholders on the same date.

EQUITY COMPENSATION PLAN INFORMATION


                           NUMBER OF SECURITIES      WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                             TO BE ISSUED UPON      EXERCISE PRICE OF    REMAINING AVAILABLE OR
                                EXERCISE OF            OUTSTANDING        FUTURE ISSUANCE UNDER
                           OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      EQUITY COMPENSATION
                            WARRANTS AND RIGHTS         AND RIGHTS                PLANS
                           --------------------     -----------------    ----------------------
Equity compensation
plans approved by
security holders........        1,891,179                 $0.83                  2,999,746

Equity compensation
plans not approved by
security holders........          684,755                 $0.91
                                ---------                 -----                  ---------

Total. .................        2,575,934                 $0.85                  2,999,746
                                =========                 =====                  =========


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We develop and market nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

         Prior to December 2001, we also sold Hemostasis products to the worldwide IN VITRO diagnostics market. Our products were used, in general, to diagnose disease, identify individuals at risk for developing certain diseases and monitor patients undergoing therapy. These products are typically referred to as reagents or test kits and are used by highly trained laboratory technologists utilizing a wide range of testing devices, which perform the ultimate analysis. Our IN VITRO diagnostic products were utilized by health care professionals in hospital-based laboratories, commercial reference laboratories, blood centers, and physician office laboratories.

         On August 10, 2000, we merged with Xtrana, Inc., pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, as further described in our 8-K filed with the SEC on August 11, 2000.

         On December 21, 2001, we completed our strategy of divesting ourselves of our Hemostasis business segment by selling substantially all of the assets of that business to Trinity Biotech plc, an Irish corporation, for total consideration of US$6,250,000 plus the assumption of certain of our liabilities associated with that business. The assets sold included the operations of Xtrana located in Ventura, California, and a wholly owned Swedish subsidiary, Biopool AB. The total consideration of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,500 in cash which was paid on December 21, 2001; (b) a note in the amount of US$855,200 due on December 21, 2002, which was paid subsequent to December 31, 2002; (c) a note in the amount of US$1,166,200 due on December 21, 2003; and (d) a note in the amount of US$570,100 due December 21, 2004. The notes carry interest at a rate of 5% per annum and are secured by a second position on substantially all of the assets of Trinity Biotech plc that are located in the United States. As a result of this transaction, our continuing operations no longer include the sale of Hemostasis products. Consequently, the discussion of our results of operations should be read in light of the significant changes in our business and with the understanding that our historical results of operations have little or no relevance to our continuing operations.

         Our financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2002, we incurred a loss from continuing operations of approximately $11.2 million, which included a goodwill impairment charge of $8.5 million, and sustained negative cash flows from operations of approximately $2.7 million. This is a result of continuing our development of our nucleic acid testing business. As described more fully in Notes 2 and 3 to the financial statements, during the latter part of 2001 and in 2002, the Company transitioned its core line of business from Hemostasis to nucleic acid testing. In connection with this transition, revenues from our continuing operations have been substantially reduced. The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. Due to the cost of defending the Trinity litigation and the slower than anticipated growth in Xtra Amp(TM) sales, the Company may not have the ability to sustain its operations through the next 12 months. To address these capital pressures, the Company has undertaken steps to significantly reduce its operating costs, and has retained an investment banker to pursue strategic alternatives for the Company. These alternatives could include a financing, a co-development arrangement, the license of the Company's technologies, or the sale of the Company or its assets. There can be no guarantee that these activities will be successful.

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

         The forward-looking information set forth in this annual report on Form 10-KSB is as of March 20, 2003, and we undertake no duty to update this information. Should events occur subsequent to March 20, 2003, that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 16 of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

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

         Specifically, management must make estimates in the following areas.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company has $76,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at December 31, 2002. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of December 31, 2002, we believe our allowance for doubtful accounts is fairly stated. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         INVENTORY ADJUSTMENTS

         We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Additionally, material write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

         INCOME TAXES

         Deferred income taxes are recognized for the expected tax consequences in the future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carryforwards and foreign tax credits. We have had net losses in fiscal 2001 and 2002, and received a going concern explanatory paragraph in the Independent Auditors Report of our financial statements for the year ended December 31, 2002. We have concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, we have provided a valuation allowance for the total of our net deferred tax asset at December 31, 2002. The estimates for deferred tax asset and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of the deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially form our estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION

         Product revenues are recorded on the day products are shipped from the Company's facilities. The products are warranted, however to date no significant returns have occurred. Grant revenues are recorded when earned, pursuant to the respective grant agreements. Shipping costs are included in the cost of sales. Grant revenues and profit on long-term contracts are recorded as the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. The Company historically has been able to estimate its percentage of completion on contracts reliably. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

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

         GOODWILL

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. These statements are required to be adopted by the Company on January 1, 2002, and for any acquisitions entered into after July 1, 2001. The Company adopted Statement 142 on January 1, 2002. The Company completed the transitional goodwill impairment test utilizing the present value of future cash flows approach at a 25% discount rate and concluded that no goodwill impairment existed at January 1, 2002. Due to the liquidity issues currently facing the Company, the methodology for the impairment test at December 31, 2002 was changed to a market approach. Based on that analysis (note 1) the company wrote off the entire net goodwill balance of $8.5 million.

RESULTS OF OPERATIONS

         REVENUE

         Revenue from continuing operations was $1.4 million for the year ended December 31, 2002, compared with $0.5 million for the year ended 2001. This represents an increase in revenue equal to $0.9 million, or 180%. The increase was the result of an $0.8 million increase in grant revenue and a $0.1 million increase in the sales of Xtra Amp(TM).

         We expect that grant revenue over the next 12 months will remain consistent with the levels experienced for the year ended December 2002 based on grants and contacts that have been awarded to the Company. The sales of Xtra Amp(TM) should increase over the levels experienced during 2002, as US distribution will be in place for the full year. However, the Company has been forced to significantly reduce its sales, marketing, and product support expenditures due to liquidity constraints, and this reduced spending will likely have a negative impact on the sale of Xtra Amp kits.

         COSTS AND EXPENSES

         Cost of sales, from continuing operations, increased by $0.8 million, or 255%, to $1.0 million in 2002, the result of increased revenue. As a percentage of sales, cost of goods sold from continuing operations was 74% in 2002 compared with 62% in 2001. This increase in cost as a percentage of sales was the result of research and development grants, a portion of which was funded on a cost reimbursement basis by various government grants. We anticipate that our costs of sales will increase as our revenue increases, and should decrease slightly as a percentage of sales due to increased sales of our Xtra Amp(TM) kits, which carry a lower cost of goods sold than the research and development grants.

         Selling, general and administrative expenses of continuing operations decreased by $0.6 million, or 21%, to $2.3 million in 2002 as compared to the prior year. The decrease primarily related to the elimination of amortization expense on the goodwill of $1.0 million, which was partially offset by increased expenses relating to the transfer of administrative functions to Colorado from California after the sale of the Hemostasis operations, and the accrual of severance obligations relating to the reduction in force that was implemented by the Company on December 31, 2002.

         Research and development expenses of continuing operations decreased $0.5 million in fiscal 2002, or 38%, from 2001 levels. This decrease was due to the increase in grant revenues, which resulted in a reclassification of direct research and development expenses to cost of goods sold. We anticipate a decrease in research and development spending in 2003 due to the liquidity issues facing the Company.

         INCOME TAXES

         The difference between our effective tax rate for 2002 and the 34% federal statutory tax rate was primarily due to the effects of state income taxes, non-deductible goodwill amortization, and impairment, as well as the provision for a full valuation allowance on all net deferred tax assets available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company's working capital position was $2.2 million, with a current ratio of 4.6 to 1.0. During the 4th quarter of 2001, the Company sold substantially all of the assets of its Hemostasis business for $6.25 million in cash and notes, which resulted in a $0.8 million gain over net asset value. This inflow of cash and current notes receivable added to the Company's existing liquidity position.

         The Company used cash of $2.7 million from continuing operations in 2002 compared to $2.9 million in 2001. Net cash used in operating activities is primarily the result of loss form continuing operations, net of depreciation, amortization and impairment charges. The net cash provided by discontinued operations in 2001 was $0.7 million, relating to the sale of our Hemostasis business.

         Capital expenditures were $0.3 million in 2002. The majority of these expenditures relate to the move of manufacturing of the Xtra Amp(TM) product from Ventura to the Company's facility in Broomfield, Colorado and related improvements to the facility. We anticipate capital expenditures of approximately $0.2 million in 2003.

         The Company has never paid dividends on common stock and has no plans to do so in fiscal 2003. Our earnings will be retained for reinvestment in the business.

         The following table summarizes our contractual obligations as of December 31, 2002:


         CONTRACTUAL OBLIGATIONS           Payments Due by Period (in thousands)
                                           -------------------------------------
                                              2003      2004      2005      2006
                                              ----      ----      ----      ----

Operating Leases .......................      $229      $235      $242      $ 61

Contractual Cash Obligations ...........      $ 67      $ 47      $ 14


         The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. Due to the cost of defending the Trinity litigation and the slower than anticipated growth in Xtra Amp(TM) sales, the Company may not have the ability to sustain its operations through the next 12 months. To address these capital pressures, the Company has undertaken steps to significantly reduce its operating costs, and has retained an investment banker to pursue strategic alternatives for the
Company. These alternatives could include a financing, a co-development arrangement, the license of the Company's technologies, or the sale of the Company or its assets. There can be no guarantee that these activities will be successful.

RELATED PARTY TRANSACTIONS

         Stephen K. Schultheis is also the chief executive officer of Ansys Technologies, Inc. and from August 2000 until June 2002 served a director of the Company. On October 1, 2001, the Company and Ansys entered into a Settlement and Mutual Release Agreement. This Agreement terminated certain letter agreements between Ansys and the Company that among other things had granted Ansys exclusive manufacturing rights for the Company's Xtra Amp(TM) products. In consideration for the termination of such rights, along with the transfer of all trade secrets and intellectual property relating to the manufacture of Xtra Amp(TM) from Ansys to the Company, the Company issued to Ansys a warrant to purchase 166,389 shares of the Company's common stock. The warrant is immediately exercisable at a strike price of $0.01 per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have a material effect of the financial statements.

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

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

RISKS RELATED TO OUR BUSINESS

         THE TRINITY BIOTECH LITIGATION WILL CONTINUE TO HAVE A NEGATIVE IMPACT ON OUR BUSINESS. On December 19, 2002, Trinity Biotech plc filed suit against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the Company's sale of its Hemostasis business to Trinity. The suit alleges that the Company misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by the Company in January 2002. Trinity is seeking $1.2 million in damages, and $3 million in punitive damages. The Company believes that the suit brought by Trinity has no merit, as the product in question and the patent infringement issues surrounding it, including settlement discussions with Instrumentation Laboratory, were fully disclosed by the Company during Trinity's due diligence and in the Asset
Purchase Agreement. As a part of the settlement negotiations with Instrumentation Laboratory the Company agreed to stop selling the product more than 90 days prior to Trinity's purchase of the business and settled the patent infringement suit in early 2002.

         The Company has filed a counter suit against Trinity in response to Trinity's suit, seeking $27 million in actual damages, and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. The Company is also seeking a declaratory judgment that Trinity's suit is an improper attempt to avoid its contractual obligations to the Company because Trinity merely instituted litigation to force the Company to renegotiate the terms of the sale of its Hemostasis business. There can be no guarantee that the Company will be successful in its suit.

         The litigation with Trinity has had, and will continue to have a material impact on the Company. The cost of defending the litigation has forced us to radically reduce the investment in our commercial products and those in development. In addition, the possibility of closing any type of strategic transaction could be significantly impacted by the existence of the litigation.

         GOING CONCERN AND LIQUIDITY PROBLEMS. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements as December 31, 2002. The paragraph states that our recurring losses from operations raise substantial doubts about our ability to continue as a going concern. Due to the cost of defending the Trinity litigation, combined with slower than anticipated growth in Xtra Amp sale, the company may not have the ability to sustain its operations for the next 12 months.

         We may not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, increase our revenue and/or, the sale of securities or other financing arrangements, or we may be required to curtail our operations or seek a merger partner. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

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

         SALE OF THE HEMOSTASIS BUSINESS SIGNIFICANTLY REDUCED OUR REVENUE. The Hemostasis business was a mature operation that generated a relatively stable revenue base. The sale of this business to Trinity Biotech plc in December 2001 eliminated 94.8% of the Company's revenue for the year ended 2001. As a result, the Company is dependent upon its current capital resources to fund its overhead and operations.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

         OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders will continue to beneficially own 43% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 1, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
FINANCIAL DISCLOSURE

         On  January  8,  2003 the  Company  dismissed  Ernst & Young LLP as the
Company's  principal   accountant.   The  decision  to  change  accountants  was
recommended by the Audit Committee of the Board of Directors.

         The Report of the Ernst & Young LLP on the financial statements of the company for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The company does not believe that there were any disagreements with Ernst & Young LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, during the year ended December 31, 2001 and during the subsequent interim period through January 8, 2003 which, if not resolved to Ernst & Young LLP's satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement(s) in connection with its Reports.

         The Company engaged Hein + Associates LLP as its new principal independent accountant as of January 8, 2003.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) The following consolidated financial statements of Xtrana, Inc., and subsidiaries are hereby included by reference to Item 7:

                                                                        Page No.
                                                                        --------

         Reports of independent auditors..............................    28

         Consolidated balance sheet as of December 31, 2002...........    30

         Consolidated statements of operations for the years ended
         December 31, 2002 and 2001...................................    32

         Consolidated statements of stockholders' equity for the
         years ended December 31, 2002 and 2001.......................    33

         Consolidated statements of cash flows for the years ended
         December 31, 2002 and 2001...................................    34

         Notes to consolidated financial statements...................    35

         Financial statement schedules
                  Schedules have been omitted since they are either not required or are not applicable.

         (3)  Listing of Exhibits

         Exhibit
           No.
         -------
            3.1  Certificate of Incorporation (1)
            3.2  By Laws (1)
            4.1  Shareholder Rights Plan (3)
           10.1  Executive Employment Agreement of Michael D. Bick, Ph.D. (4)
           10.2  1987 Stock Option Plan (1)
           10.2  1993 Stock Incentive Plan (2)
           10.3  2000 Stock Incentive Plan (5)
           10.4  Lease Agreement - Broomfield, Colorado (6)
           10.5  Asset  Purchase  Agreement  dated  November  9,  2001, between  the  Registrant  and  Trinity  Biotech plc (7)
           24.1  Power of Attorney (included on signature page)
           99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         -----------------------------------------------------------------------

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
         (2)      Incorporated by reference to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1994.
         (3)      Incorporated by reference to Registrant's  Form 8-A filed June
                  26, 1998.
         (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
         (5) Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
         (6) Incorporated by reference to Registrant's Form 8-K filed January 25, 2001.
         (7) Incorporated by reference to the Registrant's Definitive Proxy Statement filed on November 20, 2001.

        (b) Reports on Form 8-K filed during the fourth quarter of 2002:  None

ITEM 14. CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures

                  Based on an evaluation carried out under the supervision, and with the participation of Xtrana management, including the Chief Executive Officer and the Chief Financial Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believe Xtrana's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

         (b)      Changes in internal controls.

                  Subsequent to the date of this evaluation, the Chief Executive Office and Chief Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by Xtrana in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Xtrana, Inc.


Date:    March 28, 2003             BY:  /s/ Timothy J. Dahltorp
                                         ----------------------------
                                         Timothy J. Dahltorp
                                         Chief Executive Officer & Chief
                                         Financial Officer

         Each person whose signature appears below constitutes and appoints Timothy J. Dahltorp as his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities to sign this Form 10-KSB and to file any amendments hereto under the Securities and Exchange Act of 1934 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Bick           Chairman of the Board               March 28, 2003
------------------------
Michael D. Bick, Ph.D.


/s/ Timothy J. Dahltorp       Chief Executive Officer, Chief      March 28, 2003
------------------------      Financial Officer and Director
Timothy J. Dahltorp


/s/ John C. Gerdes            Chief Scientific Officer            March 28, 2003
------------------------
John C. Gerdes, Ph.D.         and Director


/s/ Douglas L. Ayer           Director                            March 28, 2003
------------------------
Douglas L. Ayer


/s/ N. Price Paschall         Director                            March 28, 2003
------------------------
N. Price Paschall


/s/ James H. Chamberlain      Director                            March 28, 2003
------------------------
James H. Chamberlain


/s/ James Mahony              Director                            March 28, 2003
------------------------
James Mahony, Ph.D.

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy Dahltorp, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Xtrana, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

                                                     /s/ Timothy Dahltorp
                                                     ---------------------------
                                                     Timothy Dahltorp
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(A)(1) AND (2)

              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                          YEAR ENDED DECEMBER 31, 2002

                                  XTRANA, INC.

                              BROOMFIELD, COLORADO

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Xtrana, Inc.
Broomfield, CO


We have audited the accompanying balance sheet of Xtrana, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtrana, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations for the years ended December 31, 2002 and 2001. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Hein + Associates LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
March 5, 2003

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Xtrana, Inc.


         We have audited the consolidated balance sheet of Xtrana, Inc., as of December 31, 2001 (not included herein), and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xtrana, Inc., at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

Denver, Colorado
March 13, 2002

                                  XTRANA, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002
                                 (in thousands)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents .................................        $   568
     Accounts receivable, net of allowance for
        doubtful accounts of $5 ................................             71
     Note receivable ...........................................          2,053
     Inventories ...............................................             35
     Prepaid expenses and other current assets .................            101
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS ...........................................          2,828

RESTRICTED CASH ................................................            110

PROPERTY AND EQUIPMENT
     Leasehold improvements ....................................            723
     Processing and lab equipment ..............................            122
     Furniture and fixtures ....................................            259
--------------------------------------------------------------------------------

TOTAL PROPERTY AND EQUIPMENT ...................................          1,104
     Less accumulated depreciation .............................           (319)
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET ....................................            785

NOTES RECEIVABLE ...............................................            570
PATENTS, NET OF AMORTIZATION OF $15 ............................            218
--------------------------------------------------------------------------------

TOTAL ASSETS ...................................................        $ 4,511
================================================================================


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2002
                        (in thousands except share data)
                                   (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ..........................................            375
     Accrued payroll and payroll taxes .........................            134
     Other accrued liabilities .................................            121
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES ......................................            630

     Other long-term liabilities ...............................             40
--------------------------------------------------------------------------------

TOTAL LIABILITIES ..............................................            670

COMMITMENTS AND CONTINGENCIES (notes 2 and 6)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares
        authorized; 16,533,269 shares issued and
        outstanding ............................................            165
     Additional paid-in capital ................................         19,438
     Accumulated deficit .......................................        (15,762)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY .....................................          3,841
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................       $  4,511
================================================================================

See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31,
                                                      2002                 2001
--------------------------------------------------------------------------------
                                            (in thousands except per share data)

Grant revenue ...............................     $  1,268             $    459
Nucleic acid (DNA/RNA) testing kits .........          141                   20
--------------------------------------------------------------------------------
Total revenue ...............................        1,409                  479


Grant revenue ...............................          945                  284
Nucleic acid (DNA/RNA) testing kits .........          102                   11
--------------------------------------------------------------------------------
Total cost of sales .........................        1,047                  295


GROSS PROFIT ................................          362                  184
Operating expenses:
     Selling, general and administrative ....        2,361                1,983
     Research and development ...............          850                1,372
     Goodwill amortization and impairment
        charge ..............................        8,516                  989
--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES ....................       11,727                4,344
--------------------------------------------------------------------------------

Other income, net ...........................          165                   69
--------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES       (11,200)              (4,091)
Income tax expense ..........................         --                   --
--------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS .............      (11,200)              (4,091)

DISCONTINUED OPERATIONS:
     Income (loss) from discontinued
        operations - net of income tax effect          (50)                 391
     Gain on disposal - net of income tax ...         --                    844
--------------------------------------------------------------------------------

NET LOSS ....................................     $(11,250)            $ (2,856)
================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ..................................       17,322               17,219
     Effect of dilutive shares ..............         --                   --
                                                  --------             --------

     Diluted ................................       17,322               17,219


BASIC AND DILUTED EARNINGS PER SHARE
     Continuing operations ..................      $ (0.65)               (0.24)
     Discontinued operations ................         0.00                 0.02
     Gain on disposal .......................         --                   0.05
                                                  --------             --------

     Net loss ...............................     $  (0.65)            $  (0.17)
                                                  ========             ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  XTRANA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                                                            ADDITIONAL                      ACCUMULATED
                                                         COMMON STOCK         PAID-IN       ACCUMULATED     OTHER COMPRE-
                                                     SHARES      AMOUNT       CAPITAL         DEFICIT       HENSIVE LOSS    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                      17,163,012      $ 171     $   19,280       $(1,656)       $  (535)       $ 17,260

    Net loss                                                                                  (2,856)                        (2,856)
    Foreign currency translation                          --         --             --                         (212)           (212)
    Net foreign currency translation gains,
       included in gain on disposal of
       discontinued operations                            --         --             --            --            747             747
                                                                                                                           --------
    Comprehensive loss                                    --         --             --            --             --          (2,321)
    Warrants issued in connection with the
       manufacturing agreement                            --         --            127            --             --             127

    Options issued to non-employees                       --         --              2            --             --               2

    Shares issued for exercise of warrants           163,851          2             (2)           --             --              --

    Shares canceled related to acquisition            (3,365)        --             --            --             --              --
                                                  ----------      ------    ----------     ---------        -------        --------

BALANCE AT DECEMBER 31, 2001                      17,323,498      $ 173     $   19,407     $  (4,512)       $     0        $ 15,068

    Net loss                                              --         --             --       (11,250)            --         (11,250)
    Shares issued for exercise of warrants           146,717          1             (1)                          --              --

    Options issued to non-employees                       --         --             23            --             --              23

    Shares canceled related to acquisition          (936,946)        (9)             9            --             --              --
                                                  ----------      -----     ----------     ---------        -------        --------

BALANCE AT DECEMBER 31, 2002                      16,533,269      $ 165     $   19,438     $ (15,762)       $     0        $  3,841


See accompanying notes to consolidated financial statements.

                                  XTRANA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                            2002          2001
--------------------------------------------------------------------------------
                                                              (in thousands)

OPERATING ACTIVITIES
     Loss from continuing operations ...............     $(11,200)     $ (4,091)
     Adjustments to reconcile loss from
     continuing operations to net cash
     provided by continuing operating
     activities:
        Warrants issued in connection with
           manufacturing agreements ................         --             127
        Options issued to non-employees ............           23             2
        Depreciation ...............................          236            92
        Amortization ...............................         --           1,000
        Goodwill impairment charge .................        8,516          --
     Changes in operating assets and
     liabilities:
        Accounts receivable ........................          (25)           (9)
        Inventories ................................           31           (66)
        Prepaid expenses and other current
           assets ..................................          (77)           69
        Accounts payable and accrued expenses ......         (176)           24
--------------------------------------------------------------------------------

     Net cash used in continuing operating
        activities .................................       (2,672)       (2,852)

     Net cash provided by (used in)
        discontinued operating activities ..........          (50)          729
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES ..............       (2,722)       (2,123)

INVESTING ACTIVITIES
     Additions to property and equipment ...........         (241)         (848)
     Additions to deferred patent cost .............          (85)         (139)
--------------------------------------------------------------------------------

NET CASH USED IN CONTINUING INVESTING
   ACTIVITIES ......................................         (326)         (987)

NET CASH PROVIDED BY DISCONTINUED
   INVESTING ACTIVITIES ............................         --           3,037
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES ......................................         (326)        2,050

NET CASH PROVIDED BY CONTINUING
   FINANCING ACTIVITIES ............................         --            --

Effect of exchange rates - discontinued
   operations ......................................         --            (212)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ................................       (3,048)         (285)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR .........................................        3,726         4,011
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR .............     $    678      $  3,726
================================================================================

See accompanying notes to consolidated financial statements.

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

BASIS OF PRESENTATION

         Our financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2002, we incurred a loss from continuing operations of approximately $2.7 million before a goodwill impairment charge of $8.5 million, and sustained negative cash flows from operations of approximately $2.7 million. This is the result of continuing our development of our nucleic acid testing business. As described more fully in Notes 2 and 3 to the financial statements, during the latter part of 2001 and in 2002, the Company transitioned its core line of business from Hemostasis to nucleic acid testing. In connection with this transition, revenues from our continuing operations have been substantially reduced. The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. Due to the cost of defending the Trinity litigation, combined with the slower than anticipated growth in Xtra Amp(TM) sales, the Company may not have the ability to sustain its operations through the next 12 months. To address these capital pressures, the Company has undertaken steps to significantly reduce its operating costs, and has retained an investment banker to pursue strategic alternatives for the Company. These alternatives could include a financing, a co-development arrangement, the license of the Company's technologies, or the sale of the Company or its assets. There can be no guarantee that these activities will be successful.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of Xtrana, Inc., and its wholly owned subsidiary. All significant intercompany balances and transactions were eliminated in the consolidation of the discontinued operations.

DISCONTINUED OPERATIONS

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the collectibility and classification of the Company's receivable from Trinity Biotech PLC (see notes 3 & 6) due to the current litigation with Trinity Biotech PLC. The receivable collectibility and classification could materially change in the near term.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents represent highly liquid investments, which mature within three months of date of purchase.

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

GOODWILL

         During fiscal 2001, the Company amortized goodwill using a ten-year life. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," and as a result ceased amortizing goodwill. The Company tests goodwill for impairment annually or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill. As a result of the Company's impairment test in the fourth quarter of fiscal 2002, the Company wrote off its remaining goodwill of approximately $8.5. Had the Company not recorded amortization expense during the year ended December 31, 2001 its pro forma net loss and pro forma net loss per share would have been $(1,867) and $(0.11) respectively.

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

INCOME TAXES

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance.

FOREIGN CURRENCY TRANSLATION

         The financial statements of Biopool Sweden are prepared in Swedish SEK and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period of the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments within comprehensive income in stockholders' equity. In 2001, as the result of the decision to sell our Hemostasis business, which included Biopool Sweden, the Company included the $747,000 cumulative foreign currency translation adjustment in the gain on the sale of the discontinued operations.

         Exchange adjustments resulting from transactions denominated in a foreign currency are recognized in net earnings.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. At December 31, 2002, substantially all cash and cash equivalents were on deposit with two financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the majority of the outstanding accounts receivable being from Government institutions. Generally, the Company does not require collateral or other security to support customer receivables.

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

         Options and warrants to purchase 1,941,757 and 1,515,756 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2002 and 2001, respectively. These options and warrants were, therefore, excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

ACCOUNTING FOR STOCK BASED COMPENSATION

         Stock option grants are set at the closing price of the Company's common stock on the date of grant. Therefore, under the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company has not recognized compensation expense associated with the grant of stock options to employees. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma results of operations, which would have resulted as a result of recognizing the fair value of such grants, are disclosed in Note 8.

SEGMENT INFORMATION

         Statement of Financial Accounting Standards No. 131, Disclosure About Segment of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments. The Company's continuing operations constitute a single operating segment.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have a material effect of the financial statements.

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

2.       GOING CONCERN

         The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements reflect a loss of ($11,250) and ($2,856) for the years ended December 31, 2002 and 2001, respectively. Working capital and stockholders' equity is $2,198 and $3,841, respectively, as of December 31, 2002.

         The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. Due to the cost of defending the Trinity litigation, combined with the slower than anticipated growth in Xtra Amp(TM) sales, the Company may not have the ability to sustain its operations through the next 12 months. To address these capital pressures, the Company has undertaken steps to significantly reduce its operating costs, and has retained an investment banker to pursue strategic alternatives for the Company. These alternatives could include a financing, a co-development arrangement, the license of the Company's technologies, or the sale of the Company or its assets. If the Company is not successful in entering into any such transaction, any of which may contain terms that could have an adverse effect on future operations, the Company may be required to further curtail operations or liquidate assets.

3.       DISCONTINUED OPERATIONS

         On December 20, 2001, the shareholders approved the sale of the Hemostasis business. On December 21, 2001, the Company closed the sale of substantially all of the assets of its Hemostasis business to Trinity Biotech plc for total consideration of US$6,250,000, plus the assumption of certain liabilities. The assets sold included the operations located in Ventura, California, and the Company's wholly owned Swedish subsidiary, Biopool AB. The total consideration paid to the Company of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,500 in cash at closing; (b) a note in the amount of US$855,200 due one year from the closing date, however, the note was paid subsequent to December 31, 2002; (c) a note in the amount of US$1,166,200 due two years from the closing date; and (d) a note in the amount of US$570,100 due three years from the closing date. The notes carry interest at a rate of 5% per annum and are secured by a second position on substantially all of the U.S. assets of Trinity Biotech plc. Trinity Biotech plc has filed suit against the company (See Note 6). However, the Company believes that all notes receivable due from Trinity are fully collectible, and as such, no allowance of bad debt has been established for these notes as of December 31, 2002.

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

         A summary of the results of discontinued operations and net gain on disposal is as follows:


YEAR ENDED DECEMBER 31,   (in thousands)                     2002         2001
-----------------------                                    --------------------

Sales ................................................     $  --        $ 8,689
                                                           =======      =======

Cost of goods sold ...................................        --          4,829
Selling, general and administrative and other ........        --          3,419
                                                           -------      -------

Income before taxes ..................................        --            441
Income tax ...........................................         (50)         (50)
                                                           -------      -------
Income from discontinued operations ..................        --            391
Net gain on disposal, net of income tax effect .......        --            844
                                                           -------      -------

         Net income from discontinued operations .....     $   (50)     $ 1,235
                                                           =======      =======


4. INVENTORIES (in thousands)

         Inventories consist of the following:
                                                               DECEMBER 31, 2002
                                                               -----------------
     Raw materials ..........................................         $  15
     Finished goods .........................................            20
                                                                      -----
                                                                      $  35
                                                                      =====

5.       REVOLVING LINE OF CREDIT

         As of December 31, 2002, the Company had a $110,000 standby letter of credit issued as a security deposit in conjunction with the lease of the Broomfield, Colorado, facility. This letter of credit is secured by restricted cash balances equal to the amount outstanding under the letter of credit.

6.COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases certain equipment and facilities under non-cancelable operating leases. Continuing operations lease expense for 2002 and 2001 was approximately $285,000 and $226,000, respectively. At December 31, 2002, approximate future minimum annual lease commitments are $296,000 in 2003, $282,000 in 2004, $256,000 in 2005, and $60,000 in 2006.

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

         On January 24, 2002, the Company entered into a settlement agreement with Instrumentation Laboratory Company with regard to a patent infringement filed on August 9, 2001, by Instrumentation Laboratory Company. As part of the settlement, the Company and Instrumentation Laboratory Company have agreed to enter a consent judgment with the court, and the Company agreed to pay damages and costs in the amount of $20,000. Management of the Company does not believe that the settlement will have a material impact on the results of continuing operations.

         On December 19, 2002, Trinity Biotech plc filed suit against the Company alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the Company's sale of it's Hemostasis business to Trinity. The suit alleges that the Company misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by the Company in January 2002. Trinity is seeking $1.2 million in damages, and $3 million in punitive damages. Management of the Company believes that the suit brought by Trinity has no merit, as the product in question and the patent infringement issues surrounding it, including settlement discussions with Instrumentation Laboratory, were fully disclosed by the Company during Trinity's due diligence and in the Asset Purchase Agreement. As a part of the settlement negotiations the Company agreed to stop selling the product more than 90 days prior to Trinity's purchase of the business and settled the patent infringement suit in early 2002.

         The Company has filed a counter suit against Trinity in response to Trinity's suit, seeking $27 Million in actual damages, and $30 Million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. The Company is also seeking a declaratory judgment that Trinity's suit is an improper attempt to avoid its contractual obligations to the Company because Trinity merely instituted litigation to force the Company to renegotiate the terms of the sale of its Hemostasis business. There can be no guarantee that the Company will be successful in its suit.

         The litigation with Trinity has had, and will continue to have a material impact on the Company. The cost of defending the litigation, combined with the uncertainty of collections under the remaining Notes due from Trinity has forced us to radically reduce the investment in our commercial products and those in development. In addition, the possibility of raising additional capital, which we disclosed as a possible alternative for the Company in our 10QSB dated September 30, 2002, has been seriously undermined due to the existence of the litigation.

7.       STOCKHOLDERS' EQUITY

Effective August 10, 2000, the former Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, with an additional 540,000 shares to be issued in connection with the exercise of certain warrants, for a total of 9,369,461 shares. During 2001, 270,000 of the 540,000 warrants were exercised using the cashless exercise feature for a total of 163,851 shares issued. Of the total shares issued, 936,946 shares were held in escrow for purposes of satisfying Xtrana's indemnification obligations. These shares, less 3,365 shares that were canceled pursuant to the merger agreement relating to excess warrants issued to certain financial advisors, were released to the former Xtrana shareholders on November 6, 2001. In addition, 936,946 shares were held in escrow and were contingently cancelable if certain sales objectives for the Xtrana business were not met.
Also, an additional 1,030,641 shares were issuable to the former Xtrana shareholders if certain sales objectives were exceeded. The sales objectives were not achieved, therefore, the 936,946 shares in escrow were canceled, and the additional 1,030,641 shares were not issued. The 936,946 contingent shares were reflected as outstanding common stock until canceled in the fourth quarter of 2002 as the holders of these shares had full right to vote the shares while in escrow.

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

         Stock option activity for 2001 and 2002 was as follows:

                                 SHARES                         WEIGHTED AVERAGE
                               OUTSTANDING      PRICE RANGE      EXERCISE PRICE
                               -----------      -----------      --------------

BALANCE AT JANUARY 1, 2001      2,306,931     0.6600 - 2.6800        1.22

Granted                           509,000     0.4800 - 1.1875        0.69
Exercised                              --                  --          --
Cancelled                        (874,174)    0.6000 - 1.7500        1.09
                               ----------

BALANCE AT DECEMBER 31, 2001    1,941,757     0.4800 - 2.6800        1.14
Granted                           667,750     0.2300 - 0.7800        0.36
Exercised                              --                 --           --
Cancelled                        (718,328)    0.3200 - 2.6800        1.20
                               ----------

BALANCE AT DECEMBER 31, 2002    1,891,179     0.2300 - 2.5000        0.92

The following information summarizes stock options outstanding at December 31, 2002:

                                OUTSTANDING                   EXERCISABLE
                  -----------------------------------   ------------------------
                                  Weighted Average
                               ----------------------
                                Remaining                              Weighted
                               Contractual                              Average
                    Number       Life in     Exercise      Number      Exercise
Exercise Price    Outstanding    Months        Price     Exercisable     Price
--------------------------------------------------------------------------------
$ 0.01 - $ 0.31      112,750       114      $  0.230         36,666      0.230
$ 0.32 - $ 0.62      553,500       100      $  0.386        268,947      0.377
$ 0.63 - $ 0.93      430,500        78      $  0.711        198,663      0.735
$ 0.94 - $ 1.25      384,964        59      $  1.004        352,043      1.001
$ 1.26 - $ 1.56      355,715        60      $  1.472        224,463      1.456
$ 1.57 - $ 1.87       12,500        56      $  1.688         12,500      1.688
$ 2.19 - $ 2.25       41,250        38      $  2.396         41,250      2.396
                  -----------                            -----------
                   1,891,179        78      $  0.833      1,134,532      0.930

         At December 31, 2002, 2,999,746 shares were available for future grants under the Plans.

         The weighted average remaining contractual life of outstanding options at December 31, 2002, was 7.6 years. At December 31, 2002 and 2001, respectively, there were 1,134,532 and 1,009,310 options exercisable with weighted average exercise prices of $0.93 and $1.27.

         Pro forma information regarding net loss and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of approximately 4.0% for 2002 and 5.0% in 2001; dividend yields of 0.0% for 2002 and 2001; volatility factors of the expected market price of the Company's common stock of 167% for 2002 and 104% for 2001; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.32 and $0.42 per share for stock options granted in 2002 and 2001, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

         The Company's pro forma information is as follows (in thousands except per share data):

                                                        YEARS ENDED DECEMBER 31,
                                                           2002          2001
                                                        ----------    ---------

Loss from continuing operations, as reported ........   $  (11,200)   $  (4,091)
Deduct stock based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects .............         (242)        (196)
                                                        ----------    ---------
Pro forma net loss form continuing operations .......   $  (11,442)   $  (4,287)
                                                        ==========    =========

Loss per share from continuing operations
Basic - as reported .................................       (0.65)        (0.24)
Basic - pro forma ...................................       (0.66)        (0.25)
Diluted - as reported ...............................       (0.65)        (0.24)
Diluted - pro forma .................................       (0.66)        (0.25)

         As of December 31, 2002, the Company had 684,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9105 per share. The weighted average remaining contractual life of these warrants at December 31, 2002, was
4.9 years. These warrants have expiration dates ranging from 2003 to 2011.

9.       INCOME TAXES

         The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal Statutory rates to the income tax provision is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                                 2002      2001
                                                                 ----      ----

Tax at U.S. statutory rate (34%) ...........................      -34%      -34%
Permanent differences ......................................       26%       13%
Effect of gain on sale .....................................       --        12%
State income tax expense net of federal benefit ............        2%       -2%
Valuation allowance ........................................        6%       11%
                                                                 ----      ----

     Net expense (benefit) .................................     0.00%     0.00%
                                                                 ====      ====

         The components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                          CURRENT      LONG TERM
                                                          -------       -------
Deferred tax assets:
     Net operating loss carryforwards ..............      $  --         $ 2,225
     Other .........................................           31             7
     Accumulated depreciation amortization .........         --              82
     R & D credit ..................................         --             158
     Foreign tax credit ............................         --             564
     Valuation reserve .............................          (31)       (3,036)
                                                          -------       -------
  Subtotal .........................................         --            --

Net deferred tax (liability) asset .................      $  --         $  --
                                                          =======       =======

         At December 31, 2002, the Company had available net operating loss carryforwards of approximately $5,970 in the United States. The United States carryforwards expire in varying amounts through 2022. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company

10.      RETIREMENT PLAN

         The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 20% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributions are offset by forfeitures of unvested balances for terminated employees. The net Company contributions were $29,000 and $21,000 in 2002 and 2001, respectively.

11.      RELATED PARTY TRANSACTIONS

         Stephen K. Schultheis is also the chief executive officer of Ansys Technologies and served as a director of the Company from August 2000 until June 2002. On October 1, 2001, the Company and Ansys Technologies, Inc., entered into a Settlement and Mutual Release Agreement. This Agreement terminated certain letter agreements between Ansys and the Company that among other things had granted Ansys exclusive manufacturing rights for the Company's Xtra Amp(TM) products. In consideration for the termination of such rights, along with the transfer of all trade secrets and intellectual property relating to the manufacture of Xtra Amp(TM) from Ansys to the Company, the Company issued to Ansys a warrant to purchase 166,389 shares of the Company's common stock. The warrant is immediately exercisable at a strike price of $0.01 per share.