Form 10QSB
period 2003-03-31
XTRANA INC
filed 2003-05-14
CIK 830736

================================================================================

                     U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                        COMMISSION FILE NUMBER 001-14257

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

Outstanding at April 23, 2003, Common Stock, $.01 par value per share, 16,533,269 shares.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]




================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                  XTRANA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          2003           2002
                                                       (Unaudited)        ***
--------------------------------------------------------------------------------
                                                (in thousands except share data)
ASSETS

CURRENT ASSETS
     Cash ........................................      $    917       $    568
     Accounts receivable, net ....................            27             71
     Inventories .................................            33             35
     Note receivable and accrued interest ........         1,188          2,053
     Prepaid expenses and other current assets ...            86            101
                                                        --------       --------
TOTAL CURRENT ASSETS .............................         2,251          2,828

Restricted Cash ..................................           110            110

PROPERTY AND EQUIPMENT ...........................         1,104          1,104
     Less accumulated depreciation ...............          (378)          (319)
                                                        --------       --------
PROPERTY AND EQUIPMENT, NET ......................           726            785

NOTES RECEIVABLE .................................           570            570

Patents net of amortization ......................           220            218
                                                        --------       --------

TOTAL ASSETS .....................................      $  3,877       $  4,511
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ........................      $    753       $    630

LONG TERM LIABILITY ..............................            14             40

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2003 and 2002 .....           165            165
Other stockholders' equity .......................        19,446         19,438
Accumulated deficit ..............................       (16,501)       (15,762)
                                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY .......................         3,110          3,841
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......      $  3,877       $  4,511
                                                        ========       ========

*** Amounts derived from the audited financial statements for the year ended December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                               2003         2002
--------------------------------------------------------------------------------
                                                          (in thousands except
                                                             per share data)

SALES ..............................................     $    262      $    190
Cost of sales ......................................          213           112
                                                         --------      --------
GROSS PROFIT .......................................           49            78

Operating expenses:
     Selling, general and administrative ...........          720           561
     Research and development ......................           94           201
                                                         --------      --------
Total Operating Expenses ...........................          814           762

Other income, net ..................................           26            40
                                                         --------      --------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES .......         (739)         (644)
Income tax expense .................................         --            --
                                                         --------      --------

LOSS FROM CONTINUING OPERATIONS ....................         (739)         (644)
                                                         --------      --------

NET LOSS ...........................................     $   (739)     $   (644)
                                                         ========      ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .........................................       16,533        17,323
     Effect of dilutive shares .....................         --            --
                                                         --------      --------
     Diluted .......................................       16,533        17,323
                                                         ========      ========

BASIC AND DILUTED EARNINGS PER SHARE

     Net loss ......................................     $  (0.04)     $  (0.04)


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                           2003              2002
--------------------------------------------------------------------------------
                                                            (in thousands)

OPERATING ACTIVITIES .......................          $   354           $  (814)

INVESTING ACTIVITIES .......................               (5)              (70)

NET INCREASE (DECREASE) IN CASH ............              349              (884)

CASH, BEGINNING OF PERIOD ..................              568             3,616
                                                      -------           -------

CASH, END OF PERIOD ........................          $   917           $ 2,732
                                                      =======           =======


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                                 MARCH 31, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Stock option activity for 2002 and 2003 was as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                     SHARES                             EXERCISE
                                  OUTSTANDING        PRICE RANGE          PRICE
                                  -----------        -----------          -----

Balance at January 1, 2002 .....   1,941,757       0.4800 - 2.6800         1.14
Granted ........................      37,500       0.4900 - 0.7800         0.60
Exercised ......................        --                    --            --
Cancelled ......................    (560,993)      0.9375 - 2.5000         1.19
                                   ---------

Balance at March 31, 2002 ......   1,418,264       0.4800 - 2.6800         1.09
Granted ........................     630,250       0.2300 - 0.5000         0.34
Exercised ......................        --                    --            --
Cancelled ......................    (157,335)      0.3200 - 2.6800         1.22
                                   ---------

Balance at December 31, 2002 ...   1,891,179       0.2300 - 2.5000         0.92
Granted ........................        --                    --            --
Exercised ......................        --                    --            --
Cancelled ......................     (58,330)               1.0300         1.03
                                   ---------

Balance at March 31, 2003 ......   1,832,849       0.2300 - 2.5000         0.82

The following information summarizes stock options outstanding at March 31, 2003:

                               OUTSTANDING                     EXERCISABLE
                  -----------------------------------    -----------------------
                                   Weighted Average
                                ---------------------
                                 Remaining                              Weighted
                                Contractual                              Average
                     Number       Life in    Exercise       Number      Exercise
 Exercise Price   Outstanding     Months      Price      Exercisable     Price
---------------   -----------------------------------    -----------------------
$ 0.00 - $ 0.31       112,750       113      $  0.231         64,166     0.230
$ 0.32 - $ 0.62       553,500       108      $  0.386        367,993     0.376
$ 0.63 - $ 0.93       430,500        92      $  0.711        215,911     0.731
$ 0.94 - $ 1.25       326,634        78      $  0.998        297,151     0.995
$ 1.26 - $ 1.56       355,715        76      $  1.472        243,213     1.459
$ 1.57 - $ 1.87        12,500        52      $  1.687         12,500     1.687
$ 2.19 - $ 2.50        41,250        48      $  2.395         41,250     2.395
                  -----------                            -----------
                    1,832,849        91      $  0.827      1,242,184     0.871

At March 31, 2003, 3,058,076 shares were available for future grants under the Plans.

The weighted average remaining contractual life of outstanding options at March 31, 2003, was 7.6 years. At March 31, 2003 and 2002, respectively, there were 1,242,184 and 675,490 options exercisable with weighted average exercise prices of $0.87 and $1.26.

Pro forma information regarding net loss and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of approximately 4.0% for 2002; dividend yields of 0.0% for 2002; volatility factors of the expected market price of the Company's common stock of 167% for 2002; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.32 per share for stock options granted in 2002. The Company did not grant options during the quarter ending March 31, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

The Company's pro forma information is as follows (in thousands except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------

Loss from continuing operations, as reported .............   $  (739)   $  (644)
Deduct stock based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects ..................       (63)       (51)
                                                             -------    -------
Pro forma net loss from continuing operations ............   $  (802)   $  (695)
                                                             =======    =======

Loss per share from continuing operations
Basic - as reported ......................................     (0.04)     (0.04)
Basic - pro forma ........................................     (0.05)     (0.04)
Diluted - as reported ....................................     (0.04)     (0.04)
Diluted - pro forma ......................................     (0.05)     (0.04)

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

4.   LITIGATION


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

The litigation with Trinity has had, and will continue to have a material impact on the Company. The cost of defending the litigation has forced us to radically reduce the investment in our commercial products and those in development. In addition, the prospect of raising additional capital, which we disclosed as a possible alternative for the Company in our 10QSB dated September 30, 2002, has been seriously undermined due to the existence of the litigation.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Until recently, Xtrana has been a development-stage, life sciences company that develops, manufactures and markets novel nucleic acid extraction kits and detection systems for use in molecular diagnostics, drug discovery, forensics, research, clinical and life sciences markets. Xtrana's mission and strategy has been to simplify the analysis of DNA/RNA, so that nucleic acid based detection systems can be utilized in point-of-care, point-of-service applications. However, the litigation with Trinity has had, and will continue to have a material impact on our development. The cost of defending the litigation has forced us to radically reduce the investment we have historically been making in our commercial products and those in development. In addition, the prospects for raising additional capital, which we disclosed as a possible alternative for us in our 10QSB dated September 30, 2002, has been seriously undermined due to the existence of the litigation.

We are currently consuming cash to fund our operations and the research and development of our nucleic acid diagnostic technologies and the defense of the Trinity litigation. Although we have slowed our consumption of cash relative to its ongoing operations, as a result of the cost of defending the Trinity litigation and the slower than anticipated growth in Xtra Amp(TM) sales, we may not have tHE ability to sustain our operations through the next 9 months.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We had $32,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at March 31, 2003. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of March 31, 2003, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2002.

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

RESULTS OF OPERATIONS

Sales were $0.26 million for the three-month period ended March 31, 2003, compared with $0.19 million for the corresponding period of 2002. This increase in revenue is the result of a $0.10 million increase in grant revenue over 2002 levels. This increase was partially offset by a reduction in sales of Xtra Amp(TM) extraction kits of $0.03 million or 66% from the prior year period. The decrease in sales of Xtra Amp(TM) is due to the elimination of product support staff on December 31, 2002 as a part of the overhead reductions undertaken by the Company, combined with concerns on the part of our distributors about the viability of the Company due to the Trinity litigation. We anticipate that our grant revenue will remain at levels consistent with the current quarter through the remainder of 2003. As of March 31, 2003, the available funding under these various grants was $1.0 million.

Cost of goods sold was $0.21 million for the three months ended March 31, 2003, compared with $0.10 million for the corresponding period in 2002. Gross margin was 18% for the three-month period ended March 31, 2003, compared with 41% for the corresponding period in 2002. The decline in gross margin was the result of the increase in grant revenues for the period. Management does not believe that this comparison is particularly meaningful at this stage of the development of the Company because gross margins are largely related to government grants that vary depending upon the specific contract.

Operating expenses were $0.8 million for the three months ended March 31, 2003, compared with $0.8 million for the same period in 2002. Even though operating expenses remained relatively the same during the first quarter of 2003 when compared to the corresponding quarter in the prior year, the composition of the operating expenses changed. Operating expenses decreased by $0.2 million during the first quarter as a result of (a) the reduction in force implemented on December 31,2002, (b) the reclassification of research and development spending to cost of goods sold relating to the direct expenses for the increase in grant revenues, and (c) other overhead reductions implemented by the Company. The reductions in overhead were offset by litigation costs relating to the Trinity litigation.

Other income is primarily interest income.

FINANCIAL CONDITION

On January 6, 2003, Trinity Biotech, plc made payment under the first secured note that was due on December 21, 2002 in conjunction with the sale of the Hemostasis operations to Trinity in December 2001. This inflow of cash added to the Company's existing liquidity position. As of March 31, 2003, working capital was $1.5 million, with a current ratio of 3.1 to 1.0.

The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. Due to the cost of defending the Trinity litigation and the slower than anticipated growth in Xtra Amp(TM) sales, tHE Company may not have the ability to sustain its operations through the next 9 months. To address these capital pressures, the Company has undertaken steps to significantly reduce its operating costs, and has retained an investment banker to pursue strategic alternatives for the Company. These alternatives could include a financing, a co-development arrangement, the license of the Company's technologies, or the sale of the Company or its assets. There can be no guarantee that these activities will be successful.

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

GOING CONCERN AND LIQUIDITY PROBLEMS. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements as December 31, 2002. The paragraph states that our recurring losses from operations raise substantial doubts about our ability to continue as a going concern. Due to the cost of defending the Trinity litigation, combined with slower than anticipated growth in Xtra Amp(TM) sales, the company may not have the ability to sustain its operations for the next 9 months.

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


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to Xtrana, Inc., including its consolidated subsidiaries, is disclosed in its public filings on a regular basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. The Company believes that its pre-existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On January 24, 2002, we entered into a settlement agreement with Instrumentation Laboratory Company ("IL") with regard to a patent infringement action filed against us on August 9, 2001 by IL relating to a product that was included in the discontinued operations. As part of the settlement, the Company and IL entered a consent judgment with the court, and we agreed to pay damages and costs in the amount of $20,000, which was included in accrued expenses at December 31, 2001. We do not believe that the settlement will have a material impact on the results of continuing operations.

On December 19, 2002, Trinity Biotech plc filed suit against us in U.S. District Court Southern District of New York alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the sale of our Hemostasis business to Trinity. The suit alleges that we misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by us in January 2002. Trinity is seeking $1.2 million in damages, and $3 million in punitive damages. We believe that the suit brought by Trinity has no merit, as the product in question and the patent infringement issues surrounding it, including settlement discussions with Instrumentation Laboratory, were fully disclosed by us during Trinity's due diligence and in the Asset Purchase
Agreement. As a part of the settlement negotiations with Instrumentation Laboratory, we agreed to stop selling the product more than 90 days prior to Trinity's purchase of the business and settled the patent infringement suit in early 2002.

We have filed a counter suit against Trinity in response to Trinity's suit, seeking $27 million in actual damages, and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. We are also seeking a declaratory judgment that Trinity's suit is an improper attempt to avoid its contractual obligations to us because Trinity merely instituted litigation to force us to renegotiate the terms of the sale of our Hemostasis business. There can be no guarantee that we will be successful in our suit.

The litigation with Trinity has had, and will continue to have a material impact on us. The cost of defending the litigation has forced us to radically reduce the investment in our commercial products and those in development. In addition, the prospect of raising additional capital, which we disclosed as a possible alternative for us in our 10QSB dated September 30, 2002, has been seriously undermined due to the existence of the litigation


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)     Reports on Form 8-K

                    1. Current Report on Form 8-K filed January 7, 2003 (reporting Items 5 and 7), disclosing a lawsuit against the Registrant filed by Trinity Biotech, plc, and the Registrant's proposed counter suit and collection action on amounts owed to the Registrant by Trinity.

                    2. Current Report on Form 8-K filed January 10, 2003 (reporting Items 4 and 7), disclosing a change in Registrant's certifying accountant.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  May 13, 2003                                  XTRANA, INC.

                                                     /S/ TIMOTHY J. DAHLTORP
                                                     ---------------------------
                                                     Timothy J. Dahltorp
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

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

Date:    May 13, 2003
                                                     /S/ TIMOTHY DAHLTORP
                                                     ---------------------------
                                                     Timothy Dahltorp
                                                     Chief Executive Officer and
                                                     Chief Financial Officer