Form 10QSB
period 2003-06-30
XTRANA INC
filed 2003-08-12
CIK 830736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 001-14257



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

As of August 1, 2003, there were 16,533,269 shares of the Company's Common Stock, $.01 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                  XTRANA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,   DECEMBER 31,
                                                           2003          2002
                                                        (Unaudited)      ***
                                                         --------      --------
                                                          (in thousands except
                                                               share data)
ASSETS

CURRENT ASSETS
     Cash ..........................................     $  1,587      $    568
     Accounts receivable, net ......................          110            71
     Inventories ...................................           30            35
     Note receivable and accrued interest ..........         --           2,053
     Prepaid expenses and other current assets .....           85           101
                                                         --------      --------
TOTAL CURRENT ASSETS ...............................        1,812         2,828

Restricted Cash ....................................           93           110

PROPERTY AND EQUIPMENT .............................        1,104         1,104
     Less accumulated depreciation .................         (437)         (319)
                                                         --------      --------
PROPERTY AND EQUIPMENT, NET ........................          667           785

NOTES RECEIVABLE ...................................         --             570

Patents net of amortization ........................          243           218
                                                         --------      --------

TOTAL ASSETS .......................................     $  2,815      $  4,511
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ..........................     $    429      $    630

LONG TERM LIABILITY ................................           14            40

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2003 and 2002 .......          165           165
Other stockholders' equity .........................       19,446        19,438
Accumulated deficit ................................      (17,239)      (15,762)
                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY .........................        2,372         3,841
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $  2,815      $  4,511
                                                         ========      ========


*** Amounts derived from the audited financial statements for the year ended December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    THREE MONTHS ENDING     SIX MONTHS ENDING
                                         JUNE 30,                JUNE 30,
                                     2003        2002        2003       2002
                                   --------    --------    --------    --------
                                        (in thousands except per share data)

SALES ..........................   $    365    $    518    $    627    $    708
Cost of sales ..................        301         353         514         465
                                   --------    --------    --------    --------

GROSS PROFIT ...................         64         165         113         243

Operating expenses:
     Selling, general,
        administrative .........        743         578        1463       1,139
     Research and development ..         78         185         172         386
                                   --------    --------    --------    --------
Total operating expense ........        821         763        1635       1,525

Other income, net ..............         20         (41)         45         (81)
                                   --------    --------    --------    --------

LOSS FROM CONTINUING OPERATIONS
     BEFORE TAXES ..............       (737)       (557)     (1,477)     (1,201)
                                   --------    --------    --------    --------

NET LOSS .......................   $   (737)   $   (557)   $ (1,477)   $ (1,201)
                                   ========    ========    ========    ========


WEIGHTED AVERAGE SHARES
OUTSTANDING
     Basic .....................     16,533      17,465      16,533      17,395
     Effect of dilutive shares .       --          --          --          --
                                   --------    --------    --------    --------

     Diluted ...................     16,533      17,465      16,533      17,395
                                   ========    ========    ========    ========

BASIC AND DILUTED EARNINGS
PER SHARE
     Net loss - Continuing
        operations .............   $  (0.04)   $  (0.03)   $  (0.09)   $  (0.07)

     Net loss ..................      (0.04)      (0.03)      (0.09)      (0.07)


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SIX MONTHS ENDING JUNE 30,                               2003             2002
--------------------------------------------------------------------------------
                                                             (in thousands)

OPERATING ACTIVITIES .........................         $ 1,067          $(1,682)

INVESTING ACTIVITIES .........................             (30)            (263)

FINANCING ACTIVITIES .........................             (18)            --

NET INCREASE (DECREASE) IN CASH ..............           1,019           (1,945)

CASH, BEGINNING OF PERIOD ....................             568            3,726
                                                       -------          -------

CASH, END OF PERIOD ..........................         $ 1,587          $ 1,781
                                                       =======          =======


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                                  JUNE 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Xtrana, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

Stock option activity for 2002 and 2003 was as follows:

                                 SHARES                         WEIGHTED AVERAGE
                               OUTSTANDING       PRICE RANGE     EXERCISE PRICE
                               -----------       -----------     --------------

Balance at January 1, 2002       1,941,757     0.4800 - 2.6800         1.13
Granted                            555,000     0.3200 - 0.7800         0.38
Exercised                               --                  --          --
Cancelled                         (601,658)    0.9375 - 2.6800         1.27
                               -----------

Balance at June 30, 2002         1,895,099     0.3200 - 2.5000         0.86
Granted                            112,750     0.2300 - 0.2900         0.34
Exercised                               --                 --           --
Cancelled                         (116,670)    0.3200 - 1.0300         0.79
                               -----------

Balance at December 31, 2002     1,891,179     0.2300 - 2.5000         0.83
Granted                                 --                 --           --
Exercised                               --                 --           --
Cancelled                          (90,795)    1.0300 - 1.2720         1.11
                               -----------

Balance at June 30, 2003         1,800,384     0.2300 - 2.5000         0.82

The following information summarizes stock options outstanding at June 30, 2003:

                              OUTSTANDING                     EXERCISABLE
                 -------------------------------------   -----------------------
                                    Weighted Average
                                ----------------------
                                 Remaining                              Weighted
                                Contractual                             Average
                     Number       Life in     Exercise      Number      Exercise
Exercise Price    Outstanding     Months       Price     Exercisable     Price
--------------------------------------------------------------------------------
$ 0.00 - $ 0.31       112,750       109       $  0.231        91,666      0.230
$ 0.31 - $ 0.62       553,500       106       $  0.386       435,464      0.376
$ 0.62 - $ 0.93       430,500        90       $  0.711       231,786      0.729
$ 0.93 - $ 1.25       326,634        74       $  0.998       300,588      0.996
$ 1.25 - $ 1.56       323,250        82       $  1.492       229,497      1.489
$ 1.56 - $ 1.87        12,500        50       $  1.687        12,500      1.687
$ 2.18 - $ 2.50        41,250        44       $  2.395        41,250      2.395
                  -----------                             ----------
                    1,800,384        90       $  0.819     1,342,751      0.830

At June 30, 2003, 3,090,541 shares were available for future grants under the Plans.

The weighted average remaining contractual life of outstanding options at June 30, 2003, was 7.5 years. At June 30, 2003 and 2002, respectively, there were 1,342,751 and 775,713 options exercisable with weighted average exercise prices of $0.83 and $1.09.

Pro forma information regarding net loss and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of approximately 4.0% for 2002; dividend yields of 0.0% for 2002; volatility factors of the expected market price of the Company's common stock of 167% for 2002; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.32 per share for stock options granted in 2002. The Company did not grant options during the six months ended June 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

The Company's pro forma information is as follows (in thousands except per share data):

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            2003         2002
                                                         ---------    ---------

Loss from continuing operations, as reported .........   $  (1,477)   $  (1,201)
Deduct stock based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects ..............         (97)        (111)
                                                         ---------    ---------
Pro forma net loss from continuing operations ........   $  (1,574)   $  (1,312)
                                                         =========    =========

Loss per share from continuing operations
Basic - as reported ..................................       (0.09)       (0.07)
Basic - pro forma ....................................       (0.10)       (0.08)
Diluted - as reported ................................       (0.09)       (0.07)
Diluted - pro forma ..................................       (0.10)       (0.08)

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

4.       LITIGATION

On December 19, 2002, Trinity Biotech plc filed suit against the Company in U.S. District Court Southern District of New York alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the Company's sale of its Hemostasis business to Trinity. The suit alleged that the Company misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by the Company in January 2002. Trinity sought $1.2 million in damages and $3 million in punitive damages. The Company filed a counter suit against Trinity in response to Trinity's suit, seeking $27 million in actual damages, and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. The Company also sought a declaratory judgment that Trinity's suit was an improper attempt to avoid its contractual obligations to the Company because Trinity merely instituted litigation to force the Company to renegotiate the terms of the sale of its Hemostasis business.

On June 23, 2003 the Company entered into a settlement agreement with Trinity Biotech, plc, with regard to the lawsuit filed by Trinity and the counter suit filed against Trinity by the Company. As a result of the settlement: (a) both parties have dismissed all claims under the existing litigation with prejudice;
(b) both parties are released from any further claims or causes of action in connection with the sale of the Hemostasis assets to Trinity on December 21, 2001; and (c) Trinity has paid $1.5 million to the Company, representing a prepayment of the remaining outstanding secured notes issued in connection with the sale of the Hemostasis assets, which were originally due on December 21, 2003 and December 21, 2004 less a $225,000 financial discount for the prepayment.

The litigation with Trinity has had a material impact on the Company. The cost of defending the litigation forced the Company to radically reduce the investment in its commercial products and those in development. In addition, the prospect of raising additional capital, which the Company disclosed as a possible alternative for the Company in its 10QSB dated September 30, 2002, was seriously undermined due to the existence of the litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Until recently, Xtrana, Inc. has been a development-stage, life sciences company that develops, manufactures and markets novel nucleic acid extraction kits and detection systems for use in molecular diagnostics, drug discovery, forensics, research, clinical and life sciences markets. Our mission and strategy has been to simplify the analysis of DNA/RNA, so that nucleic acid based detection systems can be utilized in point-of-care, point-of-service applications. However, the litigation with Trinity Biotech plc, which we settled in June 2003, had a material impact on our development. The cost of defending the litigation forced us to radically reduce the investment we had historically been making in our commercial products and those in development. In addition, the prospects for raising additional capital, which we disclosed as a possible alternative for us in our 10QSB dated September 30, 2002, were seriously undermined due to the existence of the litigation.

We are currently consuming cash to fund our operations and the research and development of our nucleic acid diagnostic technologies. The acceleration and prepayment of the Trinity notes pursuant to the Settlement Agreement we entered into with Trinity, combined with existing research and development grants, gives us the liquidity to sustain our operations through at least the next 12 months. During this period, we will continue to aggressively pursue strategic alternatives for Xtrana.

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

Allowance for Doubtful Accounts.
--------------------------------

We had $110, 000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the consolidated balance sheet at June 30, 2003. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of June 30, 2003, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2003.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in preparation of our consolidated financial statements.

REVENUE RECOGNITION

Product revenues are recorded on the day products are shipped from our facilities. Grant revenues are recorded when earned, pursuant to the respective grant agreements. Shipping costs are included in the cost of sales. Grant revenues and profit on long-term contracts are recorded as the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. The Securities and Exchange

Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

RESULTS OF OPERATIONS

Sales decreased $0.07 million, or 10%, to $0.63 million for the six-month period ended June 30, 2003, compared with $0.70 million for the corresponding period of 2002. This decrease in revenue is the result of a $0.04 million decrease in grant revenue as compared to 2002 levels. The reduction in sales of Xtra Amp(TM) extraction kits was $0.03 million or 57% from the prior year period. The decrease in sales of Xtra Amp(TM) is primarily due to the elimination of product support staff on December 31, 2002 as a part of the overhead reductions undertaken by us, combined with concerns on the part of our distributors about our viability due to the Trinity litigation. The settlement of the Trinity suit will help to alleviate some of these concerns on the part of our distributors, but we do not anticipate a significant increase in sales of Xtra Amp(TM) in the near future. We anticipate that our grant revenue will remain at levels consistent with the current quarter through the remainder of 2003. As of June 30, 2003, the available funding under these various grants was $1.0 million.

Cost of goods sold increased $0.04 million, or 8.5%, to $0.51 million for the six months ended June 30, 2003, compared with $0.47 million for the corresponding period in 2002. Gross margin was 18% for the six-month period ended June 30, 2003, compared with 34% for the corresponding period in 2002. The decline in gross margin was the result of the reduction in sales of Xtra Amp revenues for the period. Management does not believe that this comparison is particularly meaningful at this stage of our development because gross margins are largely related to government grants that vary depending upon the specific contract.

Operating expenses increased $0.1 million, or 6.7%, to $1.6 million for the six months ended June 30, 2003, compared with $1.5 million for the same period in 2002. Operating expenses increased for the six-month period due to $0.6 million in costs related to the Trinity litigation, which includes $0.2 million as a discount for the prepayment of the notes due to Xtrana, Inc. This increase was partially offset by: (a) the reduction in force implemented on December 31, 2002, and (b) other overhead reductions we implemented during the period.

Other income is primarily interest income.

FINANCIAL CONDITION

On June 23, 2003, pursuant to the Settlement Agreement, Trinity Biotech, plc made a payment of $1.5 million to Xtrana, representing a prepayment of the remaining outstanding secured notes, issued to us in connection with the sale of the Hemostasis assets, which were originally due on December 21, 2003 and December 21, 2004, less a $225,000 financial discount for the prepayment. As of June 30, 2003, our working capital was $1.4 million, with a current ratio of 4.2 to 1.0.

We are currently consuming cash to fund our operations and the research and development of our nucleic acid diagnostic technologies. The prepayment of the Trinity notes pursuant to the Settlement Agreement, combined with existing research and development grants, provides us the liquidity to sustain our operations through at least the next 12 months. It does not, however, give us the capital required to commercialize our SCIP diagnostic platform. To address these capital pressures, we have undertaken steps to significantly reduce our operating costs, and have retained an investment banker to pursue strategic alternatives. These alternatives could include a financing, a co-development arrangement, the license of our technologies, or the sale of the Company or its assets. There can be no guarantee that these activities will be successful.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions), which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include, but are not limited to, competitors' pricing strategies and technological innovations, changes in health care and government regulations, litigation claims, foreign currency fluctuation, product acceptance, as well as other factors discussed in our latest Report on Form 10-KSB.

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

Risks Related to Our Business
-----------------------------

GOING CONCERN AND LIQUIDITY PROBLEMS. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements as December 31, 2002. The paragraph states that our recurring losses from operations raise substantial doubts about our ability to continue as a going concern. The prepayment of the Trinity notes pursuant to the Settlement Agreement, combined with existing research and development grants, provides us the liquidity to sustain our operations through at least the next 12 months. It does not, however, give us the capital required to commercialize our SCIP diagnostic platform.

We may not have sufficient working capital to sustain our operations beyond 12 months. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, increase our revenue and/or, the sale of securities or other financing arrangements, or we may be required to curtail our operations or seek a merger partner. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

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

SALE OF THE HEMOSTASIS BUSINESS SIGNIFICANTLY REDUCED OUR REVENUE. The Hemostasis business was a mature operation that generated a relatively stable revenue base. The sale of this business to Trinity Biotech plc in December 2001 eliminated 94.8% of our revenue for the year ended 2001. As a result, we are dependent upon our current capital resources to fund our overhead and operations. Should sales of our nucleic acid products and government research grants not materialize, it may become necessary for us to raise additional capital to fund our operations.

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

FAILURE TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC OR PRODUCTION PERSONNEL OR LOSS OF KEY MANAGEMENT OR KEY PERSONNEL COULD HURT OUR BUSINESS. Our continued success depends to a significant extent on the members of our management team. Recruiting and retaining qualified scientific and production personnel in order to perform research and development work and product manufacturing are critical to our success as well. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining members of our management team and personnel base. Although we believe we have been and will be able to attract and retain these members of management and personnel, there can be no assurance that we will be able to continue to successfully attract such qualified individuals. In addition, we do not maintain insurance on the lives of any of our personnel. The loss of services of any key employee could have a material adverse effect upon our business.

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

Risks Associated With Our Common Stock
--------------------------------------

OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders beneficially own 34% of our outstanding common stock, based upon the beneficial ownership of our common stock as of April 1, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Xtrana, Inc., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe that our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

As of June 30, 2003, the end of the period covered by this quarterly report, members of our management, including Timothy Dahltorp, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Dahltorp concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 19, 2002, Trinity Biotech plc filed suit against us in U.S. District Court Southern District of New York alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the sale of our Hemostasis business to Trinity. The suit alleged that we misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by us in January 2002. Trinity sought $1.2 million in damages, and $3 million in punitive damages. We filed a counter suit against Trinity in response to Trinity's suit, seeking $27 million in actual damages, and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. We also sought a declaratory judgment that Trinity's suit was an improper attempt to avoid its contractual obligations to us because Trinity merely instituted litigation to force us to renegotiate the terms of the sale of our Hemostasis business.

On June 23, 2003, we entered into a settlement agreement with Trinity Biotech, plc, with regard to the lawsuit filed by Trinity and the counter suit we filed against Trinity. As a result of the settlement: (a) both parties have dismissed all claims under the existing litigation with prejudice; (b) both parties are released from any further claims or causes of action in connection with the sale of the Hemostasis assets to Trinity on December 21, 2001; and (c) Trinity has paid us $1.5 million, representing a prepayment of the remaining outstanding secured notes issued in connection with the sale of the Hemostasis assets, which were originally due on December 21, 2003 and December 21, 2004, less a $225,000 financial discount for the prepayment.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Our Annual Meeting of Stockholders was held June 26, 2003

         (b) The following directors were elected for the ensuing year at the Annual Meeting:

                      Michael D. Bick, Ph.D.           John C. Gerdes, Ph.D.
                      Douglas L. Ayer                  N. Price Paschall
                      James H. Chamberlain             Timothy J. Dahltorp
                      James B. Mahony, Ph.D.

                  No other director's term of office continued after the Annual Meeting.

         (c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

                  1.       The  election  of  Michael  D.  Bick,   Ph.D.,  as  a
                           director:

                           10,672,143  votes for;  3,244,656  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes.

                  2.       The election of Douglas L. Ayer as a director:

                           10,788,258  votes for;  3,128,541  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes.

                  3.       The election of James H. Chamberlain as a director:

                           10,788,285  votes for;  3,128,541  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes.

                  4.       The election of John C. Gerdes, Ph.D., as a director:

                           12,274,155  votes for;  1,642.644  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes.

                  5.       The election of N. Price Paschall as a director:

                           10,788,258  votes for;  3,128,541  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes

                  6.       The election of Timothy J. Dahltorp as a director:

                           11,138,653  votes for;  2,788,146  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes

                  7.       The election of James B. Mahony, Ph.D. as a director:

                           10,788,258  votes for;  3,128,541  votes  against;  0
                           votes withheld; 0 abstentions; 2,616,470 non-votes

                  8. To ratify the appointment of Hein + Associates LLP as our independent public accountants:

                           13,531,428 votes for; 317,845 votes against;  67,526;
                           abstentions, 2,616,470 non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

                  32.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b).

         (b)      Reports on Form 8-K

                  1. Current Report on Form 8-K dated June 23, 2003 (reporting Items 5 and 7), disclosing the settlement by the registrant of the litigation with Trinity Biotech, plc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  August 12, 2003                        XTRANA, INC.

                                              /s/ Timothy J. Dahltorp
                                              ----------------------------------
                                              Timothy J. Dahltorp
                                              Chief Executive Officer and
                                              Chief Financial Officer