Form 10QSB
period 2003-09-30
XTRANA INC
filed 2003-11-12
CIK 830736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



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

As of October 15, 2003, there were 16,533,269 shares of the Company's Common Stock, $.01 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  XTRANA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                            2003           2002
                                                       (unaudited)         ***
                                                         --------      --------
                                                (in thousands except share data)

ASSETS

CURRENT ASSETS
     Cash ..........................................     $  1,190      $    568
     Accounts receivable, net ......................          111            71
     Inventories ...................................           31            35
     Note receivable and accrued interest ..........         --           2,053
     Prepaid expenses and other current assets .....           90           101
                                                         --------      --------
TOTAL CURRENT ASSETS ...............................        1,422         2,828

Restricted Cash ....................................           93           110

PROPERTY AND EQUIPMENT .............................        1,104         1,104
     Less accumulated depreciation .................         (494)         (319)
                                                         --------      --------
PROPERTY AND EQUIPMENT, NET ........................          610           785

NOTES RECEIVABLE ...................................         --             570

Patents net of amortization ........................          275           218
                                                         --------      --------

TOTAL ASSETS .......................................     $  2,400      $  4,511
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES ..........................     $    403      $    630

LONG TERM LIABILITY ................................           14            40

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2003 and 2002 .......          165           165
Other stockholders' equity .........................       19,446        19,438
Accumulated deficit ................................      (17,628)      (15,762)
                                                         --------      --------

TOTAL STOCKHOLDERS' EQUITY .........................        1,983         3,841
                                                         --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $  2,400      $  4,511
                                                         ========      ========


*** Amounts derived from the audited financial statements for the year ended December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    THREE MONTHS ENDING     NINE MONTHS ENDING
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
                                         (in thousands except per share data)

SALES ..........................   $    361    $    425    $    988    $  1,133
Cost of sales ..................        278         344         792         809
                                   --------    --------    --------    --------
GROSS PROFIT ...................         83          81         196         324

Operating expenses:
     Selling, general,
        administrative .........        435         605       1,898       1,744
     Research and development ..         40         141         212         527
                                   --------    --------    --------    --------
Total operating expense ........        475         746       2,110       2,271

Other income, net ..............          2         (39)         47        (120)
                                   --------    --------    --------    --------


NET LOSS .......................   $   (390)   $   (626)   $ (1,867)   $ (1,827)
                                   ========    ========    ========    ========


WEIGHTED AVERAGE SHARES
   OUTSTANDING
     Basic .....................     16,533      17,470      16,533      17,420
     Effect of dilutive shares .       --          --          --          --
                                   --------    --------    --------    --------

     Diluted ...................     16,533      17,470      16,533      17,420
                                   ========    ========    ========    ========

BASIC AND DILUTED EARNINGS
   PER SHARE
     Net loss - Continuing
        operations .............   $  (0.02)   $  (0.04)   $  (0.11)   $  (0.10)

     Net loss ..................   $  (0.02)   $  (0.04)   $  (0.11)   $  (0.10)


See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


NINE MONTHS ENDING SEPTEMBER 30,                         2003             2002
--------------------------------------------------------------------------------
                                                             (in thousands)

OPERATING ACTIVITIES .........................         $(1,942)         $(1,682)

INVESTING ACTIVITIES .........................           2,582             (263)

FINANCING ACTIVITIES .........................             (18)            --

NET INCREASE (DECREASE) IN CASH ..............             622           (1,945)

CASH, BEGINNING OF PERIOD ....................             568            3,726
                                                       -------          -------

CASH, END OF PERIOD ..........................         $ 1,190          $ 1,781
                                                       =======          =======



See accompanying notes to condensed consolidated financial statements.

                                  XTRANA, INC.
                               SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Xtrana, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

Stock option activity for 2002 and 2003 was as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                    SHARES                              EXERCISE
                                 OUTSTANDING        PRICE RANGE          PRICE
                                 -----------        -----------         --------

Balance at January 1, 2002        1,941,757       0.4800 - 2.6800         1.13
Granted                             667,500       0.2300 - 0.7800         0.35
Exercised                                --                    --           --
Cancelled                          (601,658)      0.9375 - 2.6800         1.27
                                 ----------

Balance at September 30, 2002     2,007,599       0.2300 - 2.5000         0.83
Granted                                 250       0.2600 - 0.2600         0.26
Exercised                                --                   --            --
Cancelled                          (116,670)      0.3200 - 1.0300         0.79
                                 ----------

Balance at December 31, 2002      1,891,179       0.2300 - 2.5000         0.83
Granted                                  --                   --            --
Exercised                                --                   --            --
Cancelled                          (125,255)      0.2900 - 0.7200         0.68
                                 ----------

Balance at September 30, 2003     1,765,924       0.2300 - 2.5000         0.82

The following information summarizes stock options outstanding at September 30, 2003:

                               OUTSTANDING                    EXERCISABLE
                 -----------------------------------    ------------------------
                                  Weighted Average
                               ---------------------
                                Remaining                              Weighted
                               Contractual                             Average
                    Number       Life in    Exercise      Number       Exercise
Exercise Price   Outstanding     Months       Price     Exercisable     Price
--------------------------------------------------------------------------------
$0.00 - $0.31      110,791        106        $0.230       110,541       0.230
$0.31 - $0.62      553,500        102        $0.386       445,263       0.377
$0.62 - $0.93      397,999         80        $0.711       245,994       0.727
$0.93 - $1.25      326,634         72        $0.998       304,026       0.996
$1.25 - $1.56      323,250         78        $1.492       248,247       1.490
$1.56 - $1.87       12,500         47        $1.687        12,500       1.687
$2.18 - $2.50       41,250         42        $2.395        41,250       2.395
                 ----------                             ---------
                 1,765,924         86        $0.821     1,407,821       0.827

At September 30, 2003, 3,125,001 shares were available for future grants under the Plans.

The weighted average remaining contractual life of outstanding options at September 30, 2003, was 7.2 years. At September 30, 2003 and 2002, respectively, there were 1,407,821 and 951,295 options exercisable with weighted average exercise prices of $0.827 and $1.00.

Pro forma information regarding net loss and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of approximately 4.0% for 2002; dividend yields of 0.0% for 2002; volatility factors of the expected market price of the Company's common stock of 167% for 2002; and expected life of the options of one to five years as grouped by specific employee classifications. These assumptions resulted in weighted average fair values of $0.32 per share for stock options granted in 2002. The Company did not grant options during the nine-months ended September 30, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

The Company's pro forma information is as follows (in thousands except per share data):

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2003         2002
                                                         ---------    ---------

Loss from continuing operations, as reported .........   $  (1,867)   $  (1,827)
Deduct stock based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects ..............        (132)        (176)
                                                         ---------    ---------
Pro forma net loss from continuing operations ........   $  (1,999)   $  (2,003)
                                                         =========    =========

Loss per share from continuing operations
Basic - as reported ..................................       (0.11)       (0.10)
Basic - pro forma ....................................       (0.12)       (0.11)
Diluted - as reported ................................       (0.11)       (0.10)
Diluted - pro forma ..................................       (0.12)       (0.11)

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

On June 23, 2003 the Company entered into a settlement agreement with Trinity Biotech plc, with regard to the lawsuit filed by Trinity and the counter suit filed against Trinity by the Company. As a result of the settlement: (a) both parties have dismissed all claims under the litigation with prejudice; (b) both parties are released from any further claims or causes of action in connection with the sale of the Hemostasis assets to Trinity on December 21, 2001; and (c) Trinity has paid $1.5 million to the Company, representing a prepayment of the remaining outstanding secured notes issued in connection with the sale of the Hemostasis assets, (which notes were originally due on December 21, 2003 and December 21, 2004), less a $225,000 financial discount for the prepayment.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Until recently, Xtrana Inc. has been a development-stage, life sciences company that develops, manufactures and markets novel nucleic acid extraction kits and detection systems for use in molecular diagnostics, drug discovery, forensics, research, clinical and life sciences markets. Our mission and strategy has been to simplify the analysis of DNA/RNA, so that nucleic acid based detection systems can be utilized in point-of-care, point-of-service applications. However, the litigation with Trinity Biotech plc, which we settled in June 2003, had a material impact on our development. The cost of defending the litigation forced us to radically reduce the investment we had historically been making in our commercial products and those in development. In addition, the prospects for raising additional capital, which we disclosed as a possible alternative for us in our 10QSB dated September 30, 2002, were seriously undermined due to the existence of the litigation.

We are currently consuming cash to fund our operations and the research and development of our nucleic acid diagnostic technologies. The acceleration and prepayment of the Trinity notes pursuant to the Settlement Agreement we entered into with Trinity, combined with existing research and development grants, gives us the liquidity to sustain our operations through at least the next 9 months. During this period, we will continue to aggressively pursue strategic alternatives for Xtrana.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

We had $116,000 in gross trade accounts receivable and $5,000 in allowance for doubtful accounts on the unaudited consolidated balance sheet at September 30, 2003. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of September 30, 2003, we believe our allowance for doubtful accounts is fairly stated. Because of our limited sales of our nucleic acid-based products, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2003.

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

RESULTS OF OPERATIONS

Sales decreased $0.14 million, or 12%, to $0.99 million for the nine-month period ended September 30, 2003, compared with $1.13 million for the corresponding period of 2002. This decrease in revenue is the result of a $0.06 million decrease in grant revenue as compared to 2002 levels and a reduction in sales of Xtra Amp(TM) extraction kits of $0.09 million, or 73%, from the prior year period. The decrease in sales of Xtra Amp(TM) is primarily due to the elimination of product support staff on December 31, 2002 as a part of the overhead reductions undertaken by the Company, combined with concerns on the part of our distributors about our viability. We anticipate that our grant revenue will remain at levels consistent with the current quarter through the remainder of 2003. As of September 30, 2003, the available funding under these various grants was $0.6 million.

Cost of goods sold decreased $0.02 million, or 2.1%, to $0.79 million for the nine months ended September 30, 2003, compared with $0.81 million for the corresponding period in 2002. Gross margin was 20% for the nine-month period ended September 30, 2003, compared with 29% for the corresponding period in 2002. The decline in gross margin was the result of the reduction in sales of Xtra Amp(TM) revenues for the period. Management does not believe that this comparison is particularly meaningful at this stage of our development because gross margins are largely related to government grants that vary depending upon the specific contract.

Operating expenses decreased $0.2 million, or 7.1%, to $2.1million for the nine months ended September 30, 2003, compared with $2.3 million for the same period in 2002. Operating expenses were reduced by $0.8 million during the period as a result of: (a) the reduction in force implemented on December 31, 2002, (b) the reclassification of research and development spending to cost of goods sold relating to the direct expenses for the increase in grant revenues, and (c) other overhead reductions we implemented during the period. These reductions were partially offset by $0.6 million in costs related to the Trinity litigation.

Other income is primarily interest income.

FINANCIAL CONDITION

On September 23, 2003, pursuant to the Settlement Agreement, Trinity Biotech plc made a payment of $1.5 million to Xtrana, representing a prepayment of the remaining outstanding secured notes, issued to us in connection with the sale of the Hemostasis assets, which were originally due on December 21, 2003 and December 21, 2004, less a $225,000 financial discount for the prepayment. As of September 30, 2003, our working capital was $1.0 million, with a current ratio of 3.5 to 1.0.

We are currently consuming cash to fund our operations and the research and development of our nucleic acid diagnostic technologies. The prepayment of the Trinity notes pursuant to the Settlement Agreement, combined with existing research and development grants, provides us the liquidity to sustain our operations through at least the next 9 months. It does not, however, give us the capital required to commercialize our SCIP diagnostic platform. To address these capital pressures, we have undertaken steps to significantly reduce our operating costs, and have retained an investment banker to pursue strategic alternatives. These alternatives could include a financing, a co-development arrangement, the license of our technologies, or the sale of the Company or its assets. There can be no guarantee that these activities will be successful.

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

RISKS RELATED TO OUR BUSINESS

GOING CONCERN AND LIQUIDITY PROBLEMS. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements as December 31, 2002. The paragraph states that our recurring losses from operations raise substantial doubts about our ability to continue as a going concern. The prepayment of the Trinity notes pursuant to the Settlement Agreement, combined with existing research and development grants, provides us the liquidity to sustain our operations through at least the next 9 months. It does not, however, give us the capital required to commercialize our SCIP diagnostic platform.

We may not have sufficient working capital to sustain our operations beyond 9 months. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, increase our revenue and/or, the sale of securities or other financing arrangements, or we may be required to curtail our operations or seek a merger partner. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders beneficially own 45% of our outstanding common stock, based upon the beneficial ownership of our common stock as of September 30, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

As of September 30, 2003, the end of the period covered by this quarterly report, members of our management, including Timothy Dahltorp, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Dahltorp concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

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

                  NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  November 12, 2003                        XTRANA, INC.

                                                /S/ TIMOTHY J. DAHLTORP
                                                --------------------------------
                                                Timothy J. Dahltorp
                                                Chief Executive Officer and
                                                Chief Financial Officer