Form 10KSB
period 2003-12-31
XTRANA INC
filed 2004-03-19
CIK 830736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


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

       Registrant's telephone number (including area code) (303) 466-4424


        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                               TITLE OF EACH CLASS

                     Common Stock, par value $.01 per share
                          Common Stock Purchase Rights


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $1,191,000.

The aggregate market value of Xtrana, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on December 31, 2003, was $1,938,992.

Number of shares of Common Stock of Xtrana, Inc., $.01 par value, issued and outstanding as of February 8, 2004: 16,533,269.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

================================================================================

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB


PART I                                                                      PAGE

Item 1.       Business.........................................................3
Item 2.       Properties.......................................................9
Item 3.       Legal Proceedings...............................................10
Item 4.       Submission of Matters to a Vote of Security-Holders.............10

PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................10
Item 6.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................11
Item 7.       Financial Statements and Supplementary Data.....................23
Item 8.       Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................23
Item 8A.      Controls and Procedures.........................................23

PART III

Item 9.       Directors and Executive Officers................................24
Item 10.      Executive Compensation..........................................24
Item 11.      Security Ownership of Certain Beneficial Owners
                and Management................................................24
Item 12.      Certain Relationships and Related Transactions..................24
Item 13.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................24
Item 14.      Principal Accountant and Fees...................................25

SIGNATURES....................................................................26

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2003 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, whether the closing of the proposed sale of our intellectual property to Applera will occur in a timely manner, if at all; our ability to settle our remaining obligations following the sale of our intellectual property; our ability to find a merger partner; our ability to continue as a going concern; and other risks and uncertainties that may be detailed herein. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Xtrana, Inc. ("we," "us," "Xtrana" or the "Company") develops and commercializes technologies to simplify the analysis of DNA and RNA, so that nucleic acid-based detection systems can be utilized in point-of-care, point-of-service applications. The proprietary assays developed by Xtrana are designed to be easy to use outside of a traditional molecular biology laboratory at a cost per test that is competitive with existing rapid test technologies. These diagnostic tests are intended for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications. However, subsequent to year end, we entered into an agreement to sell our intellectual property (see below).

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

         On December 21, 2001, we completed our strategy of divesting ourselves of our Hemostasis business segment by selling substantially all of the assets of that business to Trinity Biotech plc, an Irish corporation, for total consideration of US$6,250,000 plus the assumption of certain of our liabilities associated with that business. The assets sold included the operations of Xtrana located in Ventura, California, and a wholly owned Swedish subsidiary, Biopool AB. The total consideration of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,500 in cash which was paid on December 21, 2001; (b) a note in the amount of US$855,200 due on December 21, 2002, which was paid subsequent to December 31, 2002; (c) a note in the amount of US$1,166,200 due on December 21, 2003; and (d) a note in the amount of US$570,100 due December 21, 2004. The notes carry interest at a rate of 5% per annum, and are secured by a second position on substantially all of the assets of Trinity Biotech plc that are located in the United States. As a result of a settlement agreement in 2003 all notes were paid, net of a $225,000 discount.

RECENT DEVELOPMENTS

         On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the Assignment Agreement, we agreed to sell substantially all of our intellectual property, including all patents and know-how, but excluding our trademarks and trade names, to Applera for total consideration of US$4,000,000. In exchange for our intellectual property, Applera agreed to pay and deliver to us total cash consideration of $4,000,000 in the following manner: $3,600,000 in cash at closing ($100,000 of which has already been received in the form of a non-refundable deposit); and $400,000 in cash ninety
(90) days after closing subject to our providing certain consulting services as provided in the Assignment Agreement. Completion of the transaction is subject to a number of closing conditions, including approval of our stockholders. We have scheduled a special meeting of our stockholders for March 24, 2004, at which the stockholders will be asked to vote on the sale of our intellectual property to Applera.

         The  sale  of our  intellectual  property  pursuant  to the  Assignment
Agreement will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. We could distribute that cash as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applera against us for our breaches of those representations and warranties.

         Alternatively, the Board of Directors believes that we could attract interest from other businesses that might benefit from access to those funds, as well as our status as a public company with a clean reporting history. Such interest could result in us merging or otherwise joining together with an existing business that could create much greater long-term stockholder value than simply liquidating the Company. After closing the contemplated Sale of Assets and complying with the requirements of the Assignment Agreement to provide consulting services, we anticipate that we would terminate all of our remaining employees and terminate our existing lease pursuant to an early termination agreement (see Item 2 - Properties). Consequently, following the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation, but would remain a reporting company under the rules and regulations of the Securities and Exchange Commission. It is the intention of the Board of Directors to spend a reasonable period of time exploring opportunities to find a merger candidate and, if it is unable to conclude a transaction that it believes would provide long-term stockholder value, to propose that the stockholders approve a liquidation. In either event, the Board of Directors does not anticipate taking any action without further stockholder approval.

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

         In order to capitalize on increasing demand generated by both the research and commercial markets, the Company, along with other industry participants, are developing a wide range of products and services, including genomic information, diagnostic tests and assays, testing services, drugs and gene therapies, and environmental services. We are already participating in both the commercial and research segments of the genetics market. Further, one segment of the commercial market--human diagnostic testing--offers particular opportunities due to the size of the market and the limited development of nucleic acid-based testing products to date.

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

STRATEGY

         Since the acquisition of the nucleic acid technologies in August of 2000, we have worked to continue the development of these technologies with the ultimate goal of moving them into commercial products.

         The first of these products were the Xtra Amp(TM) nucleic acid extraction kits. These reagent kits were marketed primarily to the research laboratory marketplace through a distributor network. The market for nucleic acid extraction kits is a fairly mature market, and is dominated by a few large firms. The majority of the customers in this market operate under tightly regulated quality systems, which require them to go through a rigorous validation of all new products. This validation process can be quite time consuming and costly. Even though customers who evaluated the Xtra Amp(TM) product liked its ease of use, it was not enough to convince them to make the investment in the validation process and change over to Xtra Amp(TM) from the products they were currently using. As a result, our sales of these products did not meet expectations.

         The primary product that we were focused on developing was our SCIP diagnostic platform. This device would reduce DNA testing to a simple-to-use, sample-in, result-out device that could be used outside of a traditional laboratory. Although our SCIP product and our technologies had been funded primarily through government research grants, we needed additional funding to complete development and move into the commercial market. As our cash flow received from the Xtra Amp(TM) products was much lower than anticipated, the Board of Directors made the decision to seek outside capital to fund continued operations and development of our SCIP technology. Our cash flow problems were exacerbated when we were sued by Trinity Biotech, plc. In December 2002, Trinity filed suit against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the sale of our Hemostasis business to Trinity. The suit alleged that we misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by us in January 2002, and Trinity sought $1.2 million in damages and $3 million in punitive damages. We filed a counter suit against Trinity in response to Trinity's suit seeking $27 million in actual damages and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. We also sought a declaratory judgment that Trinity's suit was an improper attempt to avoid its contractual obligations to us because Trinity merely instituted litigation to force us to renegotiate the terms of the sale of our Hemostasis business. We settled this litigation in June 2003, but the cost of defending the litigation forced us to radically reduce the investment in our product development.

         Based on these factors, and advice from our financial advisor, the Board of Directors determined that the best way to maximize stockholder value was to examine other alternatives, including the sale of the Company or our assets. Working with our financial advisor, we conducted an extensive solicitation process to obtain proposals for transactions ranging from a financing to the sale of our Company or our assets. This process resulted in us entering into the Assignment Agreement with Applera, as previously discussed.

TECHNOLOGIES

         Xtra Bind(TM) is a family of nucleic acid extraction matrices that we have developed, representing the foundation technologies for our current and potential commercial products. These matrices capture and stabilize DNA and RNA and allow for enzymatic manipulation of the nucleic acid, resulting in an extremely rapid and efficient extraction protocol.

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

         We also have several detection technologies that we have developed. Our primary detection methodology is a lateral flow strip for nucleic acid detection. This patented method is similar in function to the detection strip utilized in home pregnancy tests. The sample is added to the lateral flow strip post-amplification and, in less than one minute, a blue line will appear on the strip if the sample is present. This qualitative detection method is much more rapid than traditional agarose gel methods and, when used with Xtra Bind(TM) extraction, can provide higher levels of sensitivity.

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

RESEARCH AND DEVELOPMENT

         All of our research and development activities are focused on the development of technologies that can be brought to market in the form of commercialized products. These research and development activities have been funded by internal capital as well as by various government grants. The major projects under development in 2003 were:

         o Additional Xtra Amp(TM) applications, including DNA and RNA from viruses, thus continuing to broaden the product line.

         o SCIP(TM)for infectious disease - Intended to be a point of care diagnostic device for the doctor's office. Provides a highly simple device: sample in, result out. The test is processed during the patient visit, thus allowing for more effective treatment. Device design is a base unit with disposable cartridges. The first cartridge under development is a test for chlamydia/gonorrhea. Additionally, work has begun on the development of assay chemistries for the detection of respiratory viruses, which will also run on the platform. During the first quarter of 2003, we completed work on a functional SCIP prototype. This prototype automates the extraction, amplification and detection of chlamydia and gonorrhea from clinical urine samples. This prototype has demonstrated the ability to detect targets down to a single copy (single cell) of the target organism.

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

         On August 12, 2003, we were issued U.S. Patent 6,605,451, entitled "Methods and Devices for Multiplexing Amplification Reactions." This patent covers our Xtra Plex(TM) method, which is a multiplex protocol requiring no primer optimization that can be used to amplify up to 25 targets in a single reaction.

         On November 18, 2003, we were issued U.S. patent 6,649,378, entitled "Self-Contained Device Integrating Nucleic Acid Extraction, Amplification, and Detection." This patent is a continuation, in part, of an earlier patent, expanding upon our development strategy for a self-contained nucleic acid detection system to include the method for solid phase capture, isothermal amplification and lateral flow detection in an integrated device.

         In 2002, we spent $1,794,000 on research and development. In 2003, research and development expenses decreased approximately $535,000, or 30% from 2002 levels, to $1,259,000. Due to the proposed sale of our intellectual property to Applera, all research and development spending will be eliminated after closing.

         In nucleic acid detection, we utilize the expertise of advisors. Two of these are Michael P. Doyle, Ph.D., and James Mahony, Ph.D. Dr. Doyle is well known in the food microbiology industry and provides consultation regarding our food pathogen detection assays, including E. COLI 0157:H7, LISTERIA MONOCYTOGENES, SALMONELLA, Coliforms, and Campylobacter. He received his B.S. degree in Bacteriology in 1973, an M.S. in Food Microbiology in 1975, and a Ph.D. in Food Microbiology in 1977, all from the University of Wisconsin-Madison. After working for the Ralston Purina Co. from 1977-80, he accepted an Assistant Professor position at the Food Research Institute at the University of Wisconsin-

Madison in 1980. He remained there, advancing to full Professor in the Department of Food Science, until 1991. In 1991, Dr. Doyle moved to Griffin, Georgia, where he remains as Professor and Director of the Center for Food Safety and Quality Enhancement, and Head, Department of Food Science and Technology, University of Georgia. Dr. Mahony is well known in clinical virology and chlamydiology. He is consulting and collaborating on the development of a SCIP(TM)-based assay for urine detection of chlamydia and gonorrhea. He is Professor and Director at McMaster University Virology and Chlamydiology Laboratory, Hamilton, Ontario, Canada. Dr. Mahony has authored 104 publications, most of which deal with either chlamydia or gonorrhea. He has also published 25 articles in books, all discussing STD's and chlamydia. His lab frequently conducts and publishes validation studies of new methods for detection of sexually transmitted disease infectious agents. In August 2002, Dr. Mahony became a Director of the Company.

MANUFACTURING AND QUALITY CONTROL

         During 2002, we completed the transfer of Xtra Amp(TM) product manufacturing to our Broomfield, Colorado facility.

         All  of  our  products  are   manufactured   in  accordance  with  Good
Manufacturing Practices for Medical Devices as promulgated by the FDA.

SALES AND MARKETING

         During 2003 the sales of our nucleic acid-based products were worldwide. The U.S. typically accounts for approximately 35% of the total worldwide diagnostics market, Europe approximately 35%, Japan approximately10%, and approximately 20% for the rest of the world.

         As a result of the proposed sale of the Company's intellectual property to Applera, the Company is no longer actively marketing its commercial products.

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

EMPLOYEES

         As of December 31, 2003, we had 8 regular employees, of whom 7 were full-time and 1 was part-time.

ITEM 2.  PROPERTIES

         The Company leases a 14,671 square-foot corporate office, research and development, and manufacturing facility in Broomfield, Colorado. The lease commenced in April 2001 and has a term of five years. Base rent for this facility is $214,894 per year, increasing 3% per year. On November 11, 2003, the Company entered into an early termination agreement with the landlord. The agreement provides for rent abatement and an early termination option. The gross rent is reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carries an accrued interest charge at 6% per annum. The early termination agreement stipulates that the Company will pay 50% of the remaining base rent plus the abetted gross rent plus any unpaid interest. We believe that our facilities are in good condition, are adequately covered by insurance, and will be adequate for our occupancy needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are involved in various routine legal proceedings incidental to the conduct of our business. Management does not believe that any of these legal proceedings will have a material adverse impact on our business, financial condition or results of operations, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of our insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.


                                     PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         Our common stock currently trades on the OTC Bulletin Board(R) (OTCBB) under the symbol XTRN. The following sets forth the high and low trade prices for our common stock for the periods indicated as reported by the OTCBB. The quotations provided by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. We have not paid any dividends since our inception and do not contemplate payment of dividends in the foreseeable future.

                                        2003                       2002
                                HIGH           LOW          HIGH           LOW
                                ----           ---          ----           ---

         First quarter        $ 0.210       $ 0.100       $ 0.800       $ 0.400

         Second quarter         0.300         0.090         0.610         0.270

         Third quarter          0.220         0.100         0.450         0.170

         Fourth quarter         0.180         0.090         0.360         0.140

(a) On March 16, 2004, the closing trade price of our common stock, as reported by the OTCBB, was $0.12.

(b) As of March 16, 2004, we had 229 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 2,056 beneficial stockholders on the same date.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                           -----------------------    -------------------------    ----------------------------
                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                           OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND      FUTURE ISSUANCE UNDER EQUITY
                             WARRANTS AND RIGHTS                RIGHTS                  COMPENSATION PLANS
-----------------------    -----------------------    -------------------------    ----------------------------
Equity compensation
plans approved by
security holders.......           1,689,047                     $0.82                        2,257,587
Equity compensation
plans not approved by
security holders.......             684,755                     $0.91                           --
Total..................           2,373,802                     $0.85                        2,257,587
-----------------------    -----------------------    -------------------------    ----------------------------

         As of December 31, 2003, the Company had 684,755 warrants to purchase common stock outstanding, which are shown in the table above as equity compensation plans not approved by security holders. These warrants are exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9105 per share. The weighted average remaining contractual life of these warrants at December 31, 2003, was 3.9 years. These warrants have expiration dates ranging from 2004 to 2011.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We develop and market nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

         On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the Assignment Agreement, we will sell substantially all of our intellectual property, including all patents and know-how, but excluding our trademarks and trade names, to Applera for total consideration of US$4,000,000. Applera will pay and deliver to us total cash consideration of $4,000,000 in the following manner: $3,600,000 in cash at closing ($100,000 of which has already been received in the form of a non-refundable deposit); and $400,000 in cash ninety
(90) days after closing subject to our providing certain consulting services as provided in the Assignment Agreement. Completion of the transaction is subject to a number of closing conditions, including approval by our stockholders.

         Our financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2003, we incurred a loss from continuing operations of approximately $2.8 million, which included an asset impairment charge of $0.5 million, expenses relating to the Trinity litigation of approximately $0.6 million, and sustained negative cash flows from operations of approximately $2.4 million. The negative cash flow from operations is a result of continuing our development of our nucleic acid testing business. The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. The proposed sale of our intellectual property to Applera will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. After closing the contemplated Sale of Assets and complying with the requirements of the Assignment Agreement to provide consulting services, we anticipate that we would terminate all of our remaining employees and terminate our existing lease pursuant to an early termination agreement. Consequently, following the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation. Completion of the transaction is subject to a number of closing conditions, including stockholder approval. There can be no assurance that these conditions will be met. We have scheduled a special meeting of stockholders for March 24, 2004, at which the stockholders will be asked to vote on the sale of our intellectual property to Applera.

         The following discussion should be read in conjunction with our financial statements provided under Part II, Item 8, of this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially, as discussed more fully herein.

         The forward-looking information set forth in this annual report on Form 10-KSB is as of March 19, 2004, and we undertake no duty to update this information. Should events occur subsequent to March 19, 2004, that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 16 of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Specifically, management must make estimates in the following areas.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company has $7,000 in gross grant accounts receivable on the balance sheet at December 31, 2003. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of December 31, 2003, we believe our allowance for doubtful accounts is fairly stated. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         INVENTORY ADJUSTMENTS

         We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Additionally, material write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations. Inventories were valued at $35,000 at September 2003. During the fourth quarter of 2003, inventory values were reduced by approximately $35,000 due to the proposed sale of our intellectual property to Applera whereby the inventory on hand at December 31, 2003, was deemed impaired and, therefore, devalued to $0.00.

         INCOME TAXES

         Deferred income taxes are recognized for the expected tax consequences in the future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carryforwards and foreign tax credits. We have had net losses in fiscal 2003 and 2002 and received a going concern explanatory paragraph in the Independent Auditors Report of our financial statements for the year ended December 31, 2003. We have concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, we have provided a valuation allowance for the total of our net deferred tax asset at December 31, 2003. The estimates for deferred tax asset and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of the deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially form our estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our financial statements.

         REVENUE RECOGNITION

         Product revenues are recorded on the day products are shipped from the Company's facilities. The products are warranted; however, to date, no significant returns have occurred. Grant revenues are recorded when earned, pursuant to the respective grant agreements. Shipping costs are included in the cost of sales. Grant revenues and profit on long-term contracts are recorded as the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. We historically have been able to estimate its percentage of completion on contracts reliably. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

         LONG-LIVED ASSETS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and consistent with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. Long-lived assets consist primarily of leasehold improvements, computer equipment, office furniture, and equipment. As part of its review of its third quarter financial results and entering into an agreement to sell all its intellectual property, the Company performed an impairment assessment of fixed assets. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company's stock price, the net book value of the assets, and the overall decline in forecasted growth rates which have negatively impacted the Company's revenues and forecasted revenue growth rates, and the impact of the sale of the intellectual property. As a result, the Company recorded a $493,000 impairment charge to reduce fixed assets to reflect their current estimated fair market value. Fair market value was determined based on the estimated fair value of the equipment. The estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down other long-lived assets.

         GOODWILL

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after

June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. These statements are required to be adopted by the Company on January 1, 2002, and for any acquisitions entered into after July 1, 2001. The Company adopted Statement 142 on January 1, 2002. The Company completed the transitional goodwill impairment test utilizing the present value of future cash flows approach at a 25% discount rate and concluded that no goodwill impairment existed at January 1, 2002. Due to the liquidity issues currently facing us, the methodology for the impairment test at December 31, 2002 was changed to a market approach. Based on that analysis (Note 1), the Company wrote off the entire net goodwill balance of $8.5 million.

RESULTS OF OPERATIONS

         REVENUE

         Revenue from continuing operations was $1.2 million for the year ended December 31, 2003, compared with $1.4 million for the year ended 2002. This represents a decrease in revenue equal to $0.2 million, or 14%. The decrease was the result of a $0.1 million decrease in grant revenue and a $0.1 million decrease in the sales of Xtra Amp(TM).

         As a result of the proposed sale of our intellectual property to Applera, we do not anticipate recognizing any material revenue over the next 12 months.

         COSTS AND EXPENSES

         Cost of sales, from continuing operations, decreased by $0.1 million, or 10%, to $1.0 million in 2003, as a result of reduced revenue during the period. As a percentage of sales, cost of goods sold from continuing operations was 80% in 2003 compared with 74% in 2002. This increase in cost as a percentage of sales was the result of research and development grants, a portion of which was funded on a cost reimbursement basis by various government grants.

         Selling, general and administrative expenses of continuing operations decreased by $0.1 million, or 3%, to $2.3 million in 2003 as compared to the prior year. The decline of $0.1 million was due to a reduction in expenses of $0.7 million during the period resulting from the reduction in force implemented on December 31, 2002, and other overhead reductions we implemented during the period. This reduction was partially offset by $0.6 million in costs incurred relating to the Trinity litigation.

         Research and development expenses of continuing operations decreased $0.5 million in fiscal 2003, or 64%, from 2002 levels. This decrease was due to the decrease in grant revenues, combined with the reduction of internal funded product development

         INCOME TAXES

         The difference between our effective tax rate for 2002 and the 34% federal statutory tax rate was primarily due to the effects of state income taxes, non-deductible goodwill amortization, and impairment, as well as the provision for a full valuation allowance on all net deferred tax assets available to us.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had cash and cash equivalents of $0.9 million. As of December 31, 2003, our working capital position was $0.6 million, with a current ratio of 2.2 to 1.0.

         The Company used cash of $0.5 million from continuing operations in 2003 compared to $2.7 million in 2002. Net cash used in operating activities is primarily the result of loss form continuing operations, net of depreciation, amortization and impairment charges.

         In December 2002, Trinity Biotech plc filed suit against us alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, unjust enrichment, and violation of the Delaware Consumer Fraud Act in conjunction with the sale of our Hemostasis business to Trinity in December 2001. The suit alleged that we misrepresented the status of a single product that was the subject of the Instrumentation Laboratory patent infringement suit settled by us in January 2002, and Trinity sought $1.2 million in damages and $3 million in punitive damages. We filed a counter suit against Trinity in response to Trinity's suit seeking $27 million in actual damages and $30 million in punitive damages for tortious interference with prospective economic advantage, breach of contract, and breach of the covenant of good faith and fair dealing. We also sought a declaratory judgment that Trinity's suit was an improper attempt to avoid its contractual obligations to us because Trinity merely instituted litigation to force us to renegotiate the terms of the sale of our Hemostasis business. We settled this litigation in June 2003, but the cost of defending the litigation forced us to radically reduce the investment in our product development.

         The proposed sale of our intellectual property to Applera will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. After closing the contemplated Sale of Assets and complying with the requirements of the Assignment Agreement to provide consulting services, we anticipate that we would terminate all of our remaining employees and terminate our existing lease pursuant to an early termination agreement. Consequently, following the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation. Completion of the transaction is subject to a number of closing conditions, including shareholder approval. There can be no assurance that these conditions will be met. We have scheduled a special meeting of stockholders for March 24, 2004, at which the stockholders will be asked to vote on the sale of our intellectual property to Applera.

         Following closing of the sale our intellectual property to Applera, we could distribute our net cash proceeds as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applera against us for our breaches of those representations and warranties.

         Alternatively, the Board of Directors believes that we could attract interest from other businesses that might benefit from access to those funds, as well as our status as a public company with a clean reporting history. Such interest could result in us merging or otherwise joining together with an existing business that could create much greater long-term stockholder value than simply liquidating the Company. It is the intention of the Board of Directors to spend a reasonable period of time exploring opportunities to find a merger candidate and, if it is unable to conclude a transaction that it believes would provide long-term stockholder value, to propose that the stockholders approve a liquidation.

         In August 2001, we entered into an executive employment agreement with Timothy J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provides for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provides for severance of up to one year's base salary if the agreement is terminated by us without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, our entering into the Assignment Agreement with Applera constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp has notified us that he will terminate the employment agreement effective as of March 19, 2004. As a result, we will be obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination.

         The Company has never paid dividends on common stock and has no plans to do so in fiscal 2004. Our earnings will be retained for reinvestment in the business.

         The following table summarizes our contractual obligations as of December 31, 2003:


   CONTRACTUAL OBLIGATIONS                 PAYMENTS DUE BY PERIOD (in thousands)
   -----------------------                 -------------------------------------

                                           2004            2005            2006
                                           ----            ----            ----

Operating Leases .....................     $235            $242            $61
Contractual Cash Obligations .........     $47             $14              --


         On November 11, 2003, we entered into an early termination agreement with the landlord from which we lease or executive offices in Broomfield, Colorado. This agreement provides for rent abatement and grants us an early termination option. The gross rent was reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carries an accrued interest charge at 6% per annum. If we exercise the early termination agreement, this agreement provides that we will pay 50% of the remaining base rent plus the abated gross rent plus any unpaid interest.

         We are currently consuming cash to fund our operations and the research and development of our nucleic acid diagnostic technologies. Due to the cost of defending the Trinity litigation and the slower than anticipated growth in Xtra Amp(TM) sales, we may not have the ability to sustain our operations through the next 12 months. To address these capital pressures, we have undertaken steps to significantly reduce our operating costs and have entered into the Assignment Agreement with Applera. If the sale of our assets to Applera is not approved by our stockholders or fails to close for any other reason, we intend to pursue alternatives, which could include a financing, a co-development arrangement, the license of our technologies, or the sale of the Company or our assets. There can be no guarantee that these activities will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

        RECENT PRONOUNCEMENTS - SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

        The FASB issued Interpretation ("FIN") No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others in November 2002 and FIN No. 46, Consolidation of Variable Interest Entries, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

RISK FACTORS

         You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

RISKS RELATED TO OUR BUSINESS

         GOING CONCERN AND LIQUIDITY PROBLEMS. Our auditors have included an explanatory paragraph in their audit opinion with respect to our financial statements as of December 31, 2003. The paragraph states that our recurring losses from operations raise substantial doubts about our ability to continue as a going concern. The proposed sale of our intellectual property to Applera will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. After closing the contemplated sale of our intellectual property and complying with the requirements of the Assignment Agreement to provide consulting services, we anticipate that we would terminate all of our remaining employees and terminate our existing lease pursuant to an early termination agreement. Consequently, following the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation. Completion of the transaction is subject to a number of closing conditions, including stockholder approval. There can be no assurance that these conditions will be met.

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

         FAILURE TO CONCLUDE THE PROPOSED SALE OF OUR ASSETS TO APPLERA MAY ADVERSELY EFFECT ON OUR LIQUIDITY. The closing of the proposed sale of our intellectual property to Applera is subject to a number of conditions, or waiver of those conditions, including without limitation:

         o approval by our stockholders at the special meeting of stockholders currently scheduled for March 24, 2004;

         o neither party shall be subject to any order, decree or injunction of a court that would delay or prevent total completion of the transaction;

         o the truth of the representations and warranties of each party contained in the Assignment Agreement;

         o termination by us of certain license agreements relating to our intellectual property; and

         o        no material adverse change in our intellectual property.

         There can no assurance that these conditions will be satisfied. In addition, the Assignment Agreement may be terminated, and the transaction abandoned, at any time prior to the closing:

         o by Applera if we should fail to satisfy certain closing conditions, including obtaining stockholder approval and terminating our license agreements related to the intellectual property;

         o by us if Applera should fail to satisfy certain closing conditions or if we fail to obtain stockholder approval;

         o by either us or Applera if the closing has not occurred on or prior to April 13, 2004, and the party electing to terminate the Assignment Agreement has not caused the closing to be delayed due to breach of its obligations thereunder; or

         o automatically if the transaction is not approved by our stockholders at the special meeting.

         There can be no guarantee that the sale of our intellectual property to Applera will close. If the transaction with Applera does not close for any reason and is abandoned, we would seek to identify another potential transaction. There can be no assurance that we will be able to identify any other buyer for the Company or its assets. If another potential buyer is identified, there is no guarantee that the terms of such a transaction would be as advantageous to the Company and our stockholders as the Applera transaction.

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

         WE HAVE LIMITED REVENUE. We had revenues of $1.4 million and $1.2 million in fiscal 2002 and 2003, respectively. Because of our limited revenues, we are dependent upon our current capital resources to fund our overhead and operations. Should sales of our nucleic acid products and government research grants not materialize, it may become necessary for us to raise additional capital to fund its operations.

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

         OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include: (1) expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced; (2) the timing and willingness of collaborators to commercialize our products; (3) the timing, release, and competitiveness of our products; and (4) general and industry-specific economic conditions, which may affect our customers' research and development expenditures and use of our products. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short term. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

         WE MAY NOT BE ABLE TO IDENTIFY AND EVALUATE A POTENTIAL MERGER OR REORGANIZATION PARTNER IN A TIMELY MANNER, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. While we have not identified any specific business opportunity, once we do identify a particular entity as a potential acquisition target or merger candidate, management will seek to determine whether the acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience or, with the assistance of outside advisors and consultants, evaluating the preliminary information made available to them. Management may elect to engage outside independent consultants to perform analyses of potential business opportunities.

         In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including: potential benefits to the Company and its stockholders; similarity of business, such as a business also involved in biotechnology; working capital; financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity being analyzed.

         Because we have not located or identified any specific business opportunity as of the date of this report, there are certain unidentified risks that cannot be adequately appreciated or quantified prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available for acquisition may involve new and untested products, processes or market strategies that may not ultimately prove successful.

         OUR STOCKHOLDER MAY EXPERIENCE SUBSTANTIAL DILUTION IN A POTENTIAL ACQUISITION, MERGER OR REORGANIZATION. Presently, we cannot predict the manner in which we might participate in a prospective new business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, limited liability company or other form of organization.

         In the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience substantial dilution; and, in such event, there will be a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of our stockholders.

         FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS. Our sales and profitability will increase primarily through the acquisition or internal development of new product lines, additional customers, and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including: (1) our ability to internally develop new products; (2) our ability to make profitable acquisitions; (3) integration of new facilities into existing operations; (4) hiring, training, and retention of qualified personnel; (5) establishment of new relationships or expansion of existing relationships with customers and suppliers; and (6) availability of capital. In addition, the implementation of a growth strategy could place significant strain on our administrative, operational and financial resources and increased demands on our financial systems and controls. Our ability to manage our growth successfully will require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. Moreover, there can be no assurance that we will continue to successfully expand or that growth or expansion will result in profitability.

         FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL OR LOSS OF KEY MANAGEMENT OR KEY PERSONNEL COULD HURT OUR BUSINESS. Our continued success depends to a significant extent on the members of our management team. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining members of our management team and personnel base. Although we believe we have been and will be able to attract and retain these members of management and personnel, there can be no assurance that we will be able to continue to successfully attract such qualified individuals. In addition, we do not maintain insurance on the lives of anyone at the Company. The loss of services of any key employee could have a material adverse effect upon our business.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

         OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders will continue to beneficially own 43% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 1, 2004. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of Xtrana, Inc. are included in the report on the following pages:

                                                                        PAGE NO.

         Reports of independent auditors................................   28

         Balance sheet as of December 31, 2003..........................   29

         Statements of operations for the years ended
         December 31, 2003 and 2002.....................................   31

         Statements of stockholders' equity for the years
         ended December 31, 2003 and 2002...............................   32

         Statements of cash flows for the years ended
         December 31, 2003 and 2002.....................................   33

         Notes to financial statements..................................   34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January  8, 2003,  the  Company  dismissed  Ernst & Young LLP as the
Company's  principal   accountant.   The  decision  to  change  accountants  was
recommended by the Audit Committee of the Board of Directors.

         The report of Ernst & Young LLP on the financial statements of the Company for the year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The Company does not believe that there were any disagreements with Ernst & Young LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure during the year ended December 31, 2001 and during the subsequent interim period through January 8, 2003, which, if not resolved to Ernst & Young LLP's satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement(s) in connection with its reports.

         The Company engaged Hein & Associates LLP as its new principal independent accountant as of January 8, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

         As of December 31, 2003, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believes that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them material information relating to us required to be included in this report.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer and Chief Financial Officer, subsequent to the date of the evaluation.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Listing of Exhibits

                  EXHIBIT
                  NO.
                  -------
                  2.1 Assignment Agreement dated January 24, 2004 between the Company and Applera Corporation, though its Applied Biosystems Group
                  3.1      Certificate of Incorporation (1)
                  3.2      By Laws (1)
                  4.1      Shareholder Rights Plan (3)
                  10.1 Executive Employment Agreement of Michael D. Bick, Ph.D. (4)
                  10.2     1993 Stock Incentive Plan (2)
                  10.3     2000 Stock Incentive Plan (5)
                  10.4     Lease Agreement - Broomfield, Colorado (6)
                  10.4.1 Lease Addendum Two for Modification of Rent and Early Termination of Lease dated November 11, 2003 between the Company and James M. Roswell d/b/a Burbank East Business Park.
                  10.4.2 Lease Addendum Three for Modification of Rent and Early Termination of Lease dated February 12, 2004 between the Company and James M. Roswell d/b/a Burbank East Business Park.
                  23.1     Consent of Independent Auditors
                  24.1     Power of Attorney (included on signature page)
                  31.1     Certificate of our Chief Executive  Officer and Chief
                           Financial Officer pursuant to Rule 13a-14(a).
                  32.1     Certificate of our Chief Executive  Officer and Chief
                           Financial Officer pursuant to Rule 13a-14(b).

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

         (b)      Reports on Form 8-K filed  during the fourth  quarter of 2003:
                  None

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

AUDIT FEES

         The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QBS's or services that are normally provided in connection with statutory and regulatory filings were $25,970 for fiscal year 2002 and $25,562 for fiscal year 2003.

AUDIT-RELATED FEES

         Hein & Associates LLP did not bill us for any for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) for fiscal years 2002 and 2003.

TAX FEES

         The aggregate fees billed by Hein & Associates LLP for professional services rendered for tax compliance, tax advice and tax planning were $3,800 for fiscal year 2002 and $5,150 for fiscal year 2003.

ALL OTHER FEES

         In fiscal years 2002 and 2003, Hein & Associates LLP did not bill us for any other services performed for us during the periods.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Xtrana, Inc.


Date:    March 19, 2004                 BY:  /S/ TIMOTHY J. DAHLTORP
                                        -----------------------------------
                                        Timothy J. Dahltorp
                                        Chief Executive Officer &
                                        Chief Financial Officer

         Each person whose signature appears below constitutes and appoints James H. Chamberlain and Michael Bick, Ph.D., and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities to sign this Form 10-KSB and to file any amendments hereto under the Securities and Exchange Act of 1934 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MICHAEL D. BICK                 Chairman of the Board         March 19, 2004
--------------------------
Michael D. Bick, Ph.D.


/S/ TIMOTHY J. DAHLTORP             Chief Executive Officer,      March 19, 2004
--------------------------          Chief Financial
Timothy J. Dahltorp                 Officer and Director



/S/ DOUGLAS L. AYER                 Director                      March 19, 2004
--------------------------
Douglas L. Ayer


/S/ N. PRICE PASCHALL               Director                      March 19, 2004
--------------------------
Price Paschall


/S/ JAMES H. CHAMBERLAIN            Director                      March 19, 2004
--------------------------
James H. Chamberlain


/S/ JAMES MAHONY                    Director                      March 19, 2004
--------------------------
James Mahony, Ph.D.

                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(A)(1) AND (2)

              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                          YEAR ENDED DECEMBER 31, 2003

                                  XTRANA, INC.

                              BROOMFIELD, COLORADO

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Xtrana, Inc.
Broomfield, CO


We have audited the accompanying balance sheet of Xtrana, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtrana, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations for the years ended December 31, 2003 and 2002. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN & ASSOCIATES LLP

Denver, Colorado
February 11, 2004

                                  XTRANA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003
                                 (in thousands)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................................        $  948
     Grant receivable ............................................             7
     Prepaid expenses ............................................            19
     OTHER CURRENT ASSETS ........................................            35

TOTAL CURRENT ASSETS .............................................         1,009

RESTRICTED CASH ..................................................           138

FURNITURE AND FIXTURES, NET OF $83 OF DEPRECIATION ...............            60


PATENTS, NET OF AMORTIZATION OF $29 ..............................           283
                                                                          ------

TOTAL ASSETS .....................................................        $1,490
                                                                          ======


See accompanying notes to financial statements.

                                  XTRANA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003
                        (in thousands except share data)
                                   (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable .............................................    $    163
     Notes payable Short Term .....................................          14
     Accrued payroll and payroll taxes ............................          82
     OTHER ACCRUED LIABILITIES ....................................         194

TOTAL CURRENT LIABILITIES .........................................         453


COMMITMENTS AND CONTINGENCIES (see notes 2, 6 and 11)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares authorized;
        16,533,269 shares issued and outstanding ..................         165
     Additional paid-in capital ...................................      19,446
     ACCUMULATED DEFICIT ..........................................     (18,574)
                                                                       --------

TOTAL STOCKHOLDERS' EQUITY ........................................       1,037


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................    $  1,490
                                                                       ========


See accompanying notes to financial statements.

                                  XTRANA, INC.

                            STATEMENTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                              2003        2002
--------------------------------------------------------------------------------
                                            (in thousands except per share data)
REVENUE:
Grant revenue ..........................................   $  1,159    $  1,268
Nucleic acid (DNA/RNA) testing kits ....................         32         141
                                                           --------    --------
Total revenue ..........................................      1,191       1,409

COST OF SALES:
Grant Cost of Sales ....................................        949         945
Nucleic acid (DNA/RNA) testing kits ....................          4         102
                                                           --------    --------
TOTAL COST OF SALES ....................................        953       1,047
                                                           --------    --------

GROSS PROFIT ...........................................        238         362
Operating expenses:
     Selling, general and administrative ...............      2,300       2,361
     Research and development ..........................        308         850
     Goodwill and fixed asset impairment charges .......        493       8,516
                                                           --------    --------

TOTAL OPERATING EXPENSES ...............................      3,101      11,727
                                                           --------    --------

OTHER INCOME, NET ......................................         51         165
                                                           --------    --------

LOSS FROM CONTINUING OPERATIONS ........................     (2,812)    (11,200)

DISCONTINUED OPERATIONS:
     Income (loss) from discontinued operations - net of
         income tax effect .............................       --           (50)
     Gain on disposal - net of income tax ..............       --          --
                                                           --------    --------


NET LOSS ...............................................   $ (2,812)   $(11,250)
                                                           ========    ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .............................................     16,533      17,322
     Effect of dilutive shares .........................       --          --
                                                           --------    --------

     Diluted ...........................................     16,533      17,322
                                                           ========    ========

BASIC AND DILUTED EARNINGS PER SHARE
     Continuing operations .............................   $  (0.17)   $  (0.65)
     Discontinued operations ...........................       0.00        0.00
                                                           --------    --------

     Net loss ..........................................   $  (0.17)   $  (0.65)
                                                           ========    ========


See accompanying notes to financial statements.

                                  XTRANA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                                                     ADDITIONAL
                                              COMMON STOCK              PAID-IN        ACCUMULATED
                                          SHARES       AMOUNT           CAPITAL            DEFICIT              TOTAL
                                      ----------       ------        ----------        -----------             -------
BALANCE AT JANUARY 1, 2002 .....      17,323,498        $ 173        $   19,407          $  (4,512)            $15,068

    Net loss ...................              --           --                --            (11,250)            (11,250)

    Options issued to non-
       employees ...............              --           --                23                 --                  23

    Shares issued for
       exercise of warrants ....         146,717            1                (1)                --                  --

    Shares canceled related
       to acquisition ..........        (936,946)          (9)                9                 --                  --
                                      ----------        -----        ----------          ---------             -------

BALANCE AT DECEMBER 31, 2002 ...      16,533,269        $ 165        $   19,438          $ (15,762)            $ 3,841

    Net loss ...................              --           --                --             (2,812)             (2,812)

    Options issued to non-
       employees ...............              --           --                 8                 --                   8
                                      ----------        ------       ----------          ---------             -------

BALANCE AT DECEMBER 31, 2003 ...      16,533,269        $ 165        $   19,446          $(18,574)             $ 1,037
                                      ==========        =====        ==========          ========              =======


See accompanying notes to financial statements.

                                  XTRANA, INC.

                            STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                              2003        2002
--------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES
   Loss from continuing operations .....................   $ (2,812)   $(11,200)
   Adjustments to reconcile loss from continuing
   operations to net cash used in by continuing
   operating activities:
      Options issued to non-employees ..................          8          23
      Depreciation and Amortization ....................        245         236
      Fixed Asset impairment charge ....................        493
      Goodwill impairment charge .......................       --         8,516
      Inventory valuation allowance ....................         35        --
   Changes in operating assets and liabilities:
      Notes receivable - discount ......................       (225)       --
      Accounts and grants receivable ...................         65         (25)
      Inventories ......................................       --            31
      Prepaid expenses and other current assets ........         46         (77)
      Accounts payable and accrued expenses ............       (217)       (176)
                                                           --------    --------

   Net cash used in continuing operating activities ....     (2,362)     (2,672)

   Net cash used in discontinued operating activities ..       --           (50)
                                                           --------    --------

NET CASH USED IN OPERATING ACTIVITIES ..................     (2,362)     (2,722)

INVESTING ACTIVITIES
   Additions to property and equipment .................       --          (241)
   Receipts on note receivable .........................      2,848        --
   Additions to deferred patent cost ...................        (78)        (85)
                                                           --------    --------

NET CASH PROVIDED IN CONTINUING INVESTING ACTIVITIES ...      2,770        (326)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        408      (3,048)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........        678       3,726
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR .................   $  1,086    $    678
                                                           ========    ========


See accompanying notes to financial statements.

                                  XTRANA, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

BASIS OF PRESENTATION

         Our financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2003, we incurred a loss from continuing operations of approximately $2.8 million and sustained negative cash flows from operations of approximately $2.4 million. This is the result of continuing our development of our nucleic acid testing business. As described more fully in Notes 2 and 3 to the financial statements, during the latter part of 2001 and in 2002, the Company transitioned its core line of business from Hemostasis to nucleic acid testing. In connection with this transition, revenues from our continuing operations have been substantially reduced. The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. Due to the cost of defending the litigation with Trinity Biotech plc, combined with the slower than anticipated growth in Xtra Amp(TM) sales, the Company may not have the ability to sustain its operations through the next 12 months. To address these capital pressures, the Company has undertaken steps to significantly reduce its operating costs and has retained an investment banker to pursue strategic alternatives for the Company. These alternatives could include a financing, a co-development arrangement, the license of the Company's technologies, or the sale of the Company or its assets. The Company currently has a letter of intent for the sale of certain assets (see Note 11). There can be no guarantee that these activities will be successful.

DISCONTINUED OPERATIONS

         The financial information presented in the notes to the financial statements excludes discontinued operations, except where noted.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the change could be material to the financial statements.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents represent highly liquid investments, which mature within three months of date of purchase.

         Restricted cash consists of cash identified for specific use. At December 31, 2003, restricted cash is comprised of $138,000 that is restricted to cover our letter of credit issued to our building lessor.

STOCK-BASED COMPENSATION

         As permitted under the Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation for options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included below as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

        Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                      2003        2002
                                                   ---------    ---------

     Net loss - as reported ....................   $  (2,812)   $ (11,200)
     Effect of stock-based compensation
        included in reported net loss ..........        --           --
     Effect of stock-based compensation
        per SFAS 123 ...........................        (148)        (242)
                                                   ---------    ---------
     Net loss applicable to common stock -
        pro forma ..............................   $  (2,960)   $ (11,442)
                                                   =========    =========

     Basic and diluted:
        Loss per share - as reported ...........   $   (0.17)   $   (0.65)
        Effect of stock-based compensation
           included in reported net loss .......        --           --
        Effect of stock-based compensation
           per SFAS 123 ........................       (0.01)       (0.01)
                                                   ---------    ---------
        Net loss applicable to common stock -
           pro forma ...........................   $   (0.18)   $   (0.66)
                                                   =========    =========

         The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                          2003           2002
                                                          ----           ----

     Risk-free interest .....................             4.0%           4.0%
     Expected life ..........................          6.9 years      6.9 years
     Expected volatility ....................           167.0%         167.0%
     Expected dividend ......................              --             --


         The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

INVENTORIES

         We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Additionally, material write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations. Inventories were valued at $35,000 at September 2003. During the fourth quarter of 2003, inventory values were reduced by approximately $35,000 due to the proposed sale of our intellectual property to Applera (Note 11) whereby the inventory on hand at December 31, 2003 was deemed impaired and, therefore, devalued to $0.00.

PROPERTY AND EQUIPMENT AND LONG LIVED ASSETS

         Property and equipment are stated at cost. Depreciation is generally calculated on a straight-line basis over their estimated useful lives, which range from 3 to 10 years. Leasehold improvements are generally depreciated over their estimated useful lives or over the period of the lease, whichever is shorter. Long-lived assets, including intangibles, are accounted for at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. Long-lived assets consist primarily of leasehold improvements, computer equipment, office furniture, and equipment. As part of its review of its third quarter financial results and entering into an agreement to sell all its intellectual property, the Company performed an impairment assessment of fixed assets. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company's stock price, the net book value of the assets, and the overall decline in forecasted growth rates which have negatively impacted the Company's revenues and forecasted revenue growth rates, and the impact of the sale of the intellectual property. As a result, the Company recorded a $493,000 impairment charge to reduce fixed assets to reflect their current estimated fair market value in forth quarter. Fair market value was determined based on the estimated fair value of the equipment. The estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down other long-lived assets.

GOODWILL

         Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," and, as a result, ceased amortizing goodwill. The Company tests goodwill for impairment annually or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill. As a result of the Company's impairment test in the fourth quarter of fiscal 2002, the Company wrote off its remaining goodwill of approximately $8.5 million.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. At December 31, 2003, substantially all cash and cash equivalents were on deposit with one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the majority of the outstanding accounts receivable being from Government institutions. Generally, the Company does not require collateral or other security to support customer receivables.

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

         Options and warrants to purchase 2,373,802 and 1,941,757 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2003 and 2002, respectively. These options and warrants were, therefore, excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         RECENT PRONOUNCEMENTS - SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

        The FASB issued Interpretation ("FIN") No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entries, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Companies financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements reflect a loss of $2,812,000 and $11,250,000 for the years ended December 31, 2003 and 2002, respectively. Working capital and stockholders' equity is $557,000 and $1,037,000, respectively, as of December 31, 2003.

         The Company is currently consuming cash to fund its operations and the research and development of its nucleic acid diagnostic technologies. The proposed sale of the Company's intellectual property to Applera (see Note 11), if successful, will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. After closing the contemplated sale of our intellectual property and complying with the requirements of the Assignment Agreement with Applera to provide consulting services, the Company anticipates that it would terminate all of its remaining employees and terminate its existing lease pursuant to an early termination agreement. Consequently, following the transaction, after payment of employee severance and lease terminations costs, the Company would have limited overhead costs of operation. Completion of the transaction is subject to a number of closing conditions, including stockholder approval. There can be no assurance that these conditions will be met.

         If the Company is not successful in closing the Applera transaction, the Company may be required to further curtail operations or liquidate assets.

3.       DISCONTINUED OPERATIONS

         On December 20, 2001, the Company's stockholders approved the sale of the Hemostasis business. On December 21, 2001, the Company closed the sale of substantially all of the assets of its Hemostasis business to Trinity Biotech plc for total consideration of US$6,250,000, plus the assumption of certain liabilities. The assets sold included the operations located in Ventura, California, and the Company's wholly owned Swedish subsidiary, Biopool AB. The total consideration paid to the Company of US$6,250,000 consisted of cash and notes as follows: (a) US$3,658,500 in cash at closing; (b) a note in the amount of US$855,200 due one year from the closing date, however, the note was paid subsequent to December 31, 2002; (c) a note in the amount of US$1,166,200 due two years from the closing date; and (d) a note in the amount of US$570,100 due three years from the closing date. The note carried interest at a rate of 5% per annum and was collateralized by a second position on substantially all of the U.S. assets of Trinity Biotech plc. As a result of a settlement between the Company and Trinity Biotech plc during 2003, the Company received the remaining balance of the notes, net of a discount of $225,000.

         The Hemostasis business was a distinct operating segment, whose sale is accounted for as discontinued operations in accordance with ACCOUNTING PRINCIPLES BOARD OPINION 30 - REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS

4.       INVENTORIES

         We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. Additionally, material write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations. Inventories were valued at $35,000 at September 2003. During the fourth quarter of 2003, inventory values were reduced by approximately $35,000 due to the proposed sale of our intellectual property to Applera whereby the inventory on hand at December 31, 2003 was deemed impaired and, therefore, devalued to $0.00.

5.       REVOLVING LINE OF CREDIT

         As of December 31, 2003, the Company had a $138,000 standby letter of credit issued as a security deposit in conjunction with the lease of the Broomfield, Colorado, facility. This letter of credit is collateralized by restricted cash balances equal to the amount outstanding under the letter of credit.

6.       COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases certain equipment and facilities under non-cancelable operating leases. Continuing operations lease expense for 2003 and 2002 was approximately $300,000 and $288,000, respectively. At December 31, 2003, approximate future minimum annual lease commitments are $290,000 in 2004, $263,000 in 2005, and $63,000 in 2006.

         On November 11, 2003, the Company entered into an early termination agreement with the landlord. The agreement provides for rent abatement and an early termination option. The gross rent is reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carries an accrued interest charge at 6% per annum. The early termination agreement stipulates that the Company will pay 50% of the remaining base rent plus the abetted gross rent plus any unpaid interest.

7.       STOCKHOLDERS' EQUITY

         Effective August 10, 2000, the former Xtrana, Inc. was merged with and into the Company pursuant to an Agreement and Plan of Reorganization dated May 3, 2000, between the former Xtrana and the Company, as reported on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2000, and amended October 24, 2000. The Company issued 8,829,461 shares of the Company's common stock in exchange for all the outstanding capital stock of the former Xtrana, with an additional 540,000 shares to be issued in connection with the exercise of certain warrants, for a total of 9,369,461 shares. During 2001, 270,000 of the 540,000 warrants were exercised using the cashless exercise feature for a total of 163,851 shares issued. Of the total shares issued, 936,946 shares were held in escrow for purposes of satisfying Xtrana's indemnification obligations. These shares, less 3,365 shares that were canceled pursuant to the merger agreement relating to excess warrants issued to certain financial advisors, were released to the former Xtrana stockholders on November 6, 2001. In addition, 936,946 shares were held in escrow and were contingently cancelable if certain sales objectives for the Xtrana business were not met. Also, an additional 1,030,641 shares were issuable to the former Xtrana stockholders if certain sales objectives were exceeded. The sales objectives were not achieved; therefore, the 936,946 shares in escrow were canceled, and the additional 1,030,641 shares were not issued. The 936,946 contingent shares were reflected as outstanding common stock until canceled in the fourth quarter of 2002 as the holders of these shares had full right to vote the shares while in escrow.

8.       STOCK OPTION PLANS AND WARRANTS

         The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of December 31, 2003, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

         Stock option activity for 2003 and 2002 was as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                      SHARES                            EXERCISE
                                   OUTSTANDING       PRICE RANGE         PRICE
--------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2002 ....     1,941,757     $0.4800 - $2.6800     $   1.13

Granted .......................       667,750     $0.2300 - $0.7800     $   0.35
Exercised .....................          --                    --           --
Cancelled .....................      (719,328)    $0.3200 - $2.6800     $   1.19
                                    ---------

BALANCE AT DECEMBER 31, 2002 ..     1,890,179     $0.2300 - $2.5000     $   0.83
Granted .......................          --                    --           --
Exercised .....................          --                    --           --
Cancelled .....................      (201,132)    $0.2900 - $1.3750     $   0.92
                                    ---------

BALANCE AT DECEMBER 31, 2003 ..     1,689,047     $0.2300 - $2.5000     $   0.82

The following information summarizes stock options outstanding at December 31, 2003:

                              OUTSTANDING                      EXERCISABLE
                  ------------------------------------   -----------------------
                                   WEIGHTED AVERAGE
                               -----------------------
                                 REMAINING                              WEIGHTED
                               CONTRACTUAL                               AVERAGE
                      NUMBER       LIFE IN    EXERCISE        NUMBER    EXERCISE
EXERCISE PRICE    OUTSTANDING       MONTHS       PRICE   EXERCISABLE       PRICE
--------------------------------------------------------------------------------
$ 0.01 - $ 0.31       110,250          103     $ 0.230       110,054     $ 0.230
$ 0.32 - $ 0.62       542,414           98     $ 0.384       454,246     $ 0.377
$ 0.63 - $ 0.93       347,749           77     $ 0.713       235,870     $ 0.725
$ 0.94 - $ 1.25       326,634           68     $ 0.998       307,463     $ 0.996
$ 1.26 - $ 1.56       308,250           79     $ 1.498       251,997     $ 1.498
$ 1.57 - $ 1.87        12,500           44     $ 1.687        12,500     $ 1.687
$ 2.19 - $ 2.25        41,250           38     $ 2.395        41,250     $ 2.395
                  --------------------------------------------------------------
                    1,689,047           83     $ 0.822     1,413,380     $ 0.829

         At December 31, 2003, 2,257,587 shares were available for future grants under the Plans.

         The weighted average remaining contractual life of outstanding options at December 31, 2003, was 6.9 years. At December 31, 2003, there were 1,413,380 options exercisable with weighted average exercise prices of $0.83.

         During 2002 the options were granted at the market price of the stock and had a weighted average fair value of $0.36 per option.

         As of December 31, 2003, the Company had 684,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9105 per share. The weighted average remaining contractual life of these warrants at December 31, 2003, was
3.9 years. These warrants have expiration dates ranging from 2004 to 2011.

9.       INCOME TAXES

         The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal Statutory rates to the income tax provision is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                                 2003     2002
                                                                -----    -----

     Tax at U.S. statutory rate (34%) .....................      -34%     -34%
     Permanent differences ................................        1%      26%
     Effect of gain on sale ...............................      --       --
     State income tax expense net of federal benefit ......        2%       2%
     Valuation allowance ..................................       31%       6%
                                                                -----    -----

          Net expense (benefit) ...........................     0.00%    0.00%
                                                                =====    =====

         The components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

                                                          (in thousands)
                                                       CURRENT    LONG TERM
                                                       -------     -------
     Deferred tax assets:
          Net operating loss carryforwards ........    $     0     $ 3,139
          Other ...................................         12           0
          Accumulated depreciation amortization ...          0         255
          R & D credit ............................          0          45
          Foreign tax credit ......................          0         564
          Valuation reserve .......................        (12)     (4,003)
                                                       -------     -------
       Subtotal ...................................       --          --

     Net deferred tax (liability) asset ...........    $  --       $  --
                                                       =======     =======

         At December 31, 2003, the Company had available net operating loss carryforwards of approximately $8,460,000 in the United States. The United States carryforwards expire in varying amounts through 2023. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

10.      RETIREMENT PLAN

         The Company has a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. Participants in the plan may contribute between 1% and 20% of their pay, subject to the limitations placed by the IRS. The Company, at its discretion, may match a portion of the amount contributed by the employee. The Company contributions are offset by forfeitures of unvested balances for terminated employees. The net Company contributions were $0.00 and $29,000 in 2003 and 2002, respectively.

11.      SUBSEQUENT EVENT

         On January 26, 2004, the Company entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the Assignment Agreement, the Company agreed to sell substantially all of its intellectual property, including all patents and know-how, but excluding its trademarks and trade names, to Applera for total consideration of US$4,000,000. Applera agreed to pay and deliver to the Company total cash consideration of $4,000,000 in the following manner: $3,600,000 in cash at closing ($100,000 of which has already been received in the form of a non-refundable deposit); and $400,000 in cash ninety (90) days after closing, subject to the Company providing certain consulting services as provided in the Assignment Agreement. Completion of the transaction is subject to a number of closing conditions, including approval of the Company's stockholders.