Form 10KSB/A
period 2003-12-31
XTRANA INC
filed 2004-04-28
CIK 830736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        COMMISSION FILE NUMBER 001-14257


                                  XTRANA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              58-1729436
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    P.O. BOX 668, SEDALIA, COLORADO                                80135
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $1,191,000.

The aggregate market value of Xtrana, Inc. Common Stock, $.01 par value, held by non affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on December 31, 2003, was $1,938,992.

Number of shares of Common Stock of Xtrana, Inc., $.01 par value, issued and outstanding as of February 8, 2004: 16,533,269.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

================================================================================

                                 AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
                         XTRANA, INC. ON MARCH 19, 2004

         The following Items amend the Annual Report on Form 10-KSB filed by Xtrana, Inc. (the "Company") on March 19, 2004 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION WITH RESPECT TO EACH DIRECTOR, NOMINEE AND CERTAIN OFFICERS.

         The following table sets forth certain information with respect to each director, nominee and executive officer of the Company as of April 23, 2004.

                                                                              DIRECTOR/
                                                                               OFFICER
        NAME              AGE                        POSITION                   SINCE
----------------------    ---    -----------------------------------------    ---------
Michael D. Bick, Ph.D.    59     Chairman of the Board, Director                 1991
James H. Chamberlain      56     Interim Chief Executive Officer and Chief
                                   Financial Officer and Director                1998
John C. Gerdes, Ph.D.     55     Chief Scientific Officer and Director           2000
Douglas L. Ayer           66     Director                                        1993
N. Price Paschall         55     Director                                        1997
James B. Mahony           54     Director                                        2002

         All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any directors or officers of the Company.

         MICHAEL D. BICK, PH.D. was elected Chief Executive Officer in August 1991, Chairman of the Board in July 1993 and President in January 1996. Subsequent to the Company's merger with Biopool International, Inc. ("Biopool") in August 2000 (the "Merger"), Dr. Bick retired as Chief Executive Officer and President. In 1988, Dr. Bick founded the Company's former subsidiary, MeDiTech, and was President and Chief Executive Officer thereof until it was acquired by Biopool in January 1992. Prior to that date, he was co-founder and president of a privately held medical device firm for ten years. Dr. Bick received a Ph.D. in molecular biology from the University of Southern California in 1971 and was affiliated with the Harvard Medical School and Children's Hospital Medical Center in Boston carrying out research in human genetics from 1971 to 1974. Dr. Bick was a staff member of the Roche Institute of Molecular Biology from 1974 to 1978. Dr. Bick currently serves on the Board of Counselors of the School of Pharmacy, University of Southern California. Dr. Bick is also on the Board of Directors of Biotech.com, a privately held company that supplies goods and services to the biotech/biopharma industry.

         JAMES H. CHAMBERLAIN was appointed Interim Chief Executive Officer and Chief Financial Officer of the Company in March 2004, and has served on the
Board of Directors since 1998. Mr. Chamberlain was the founder of BioSource International, Inc., a California-based, Nasdaq National Market System company dedicated to the research, development, manufacturing, and marketing of biomedical products to the diagnostic and research markets.

Mr. Chamberlain founded BioSource in 1989, and retired as a director of BioSource and as its Chairman, President, and Chief Executive Officer in 2000. Prior to BioSource, Mr. Chamberlain was the Manager of Business Development for Amgen, Inc. Mr. Chamberlain also serves on the Board of Directors of EcoSoil Systems, Inc., an agricultural biotechnology firm. Mr. Chamberlain received a B.S. degree in biology and chemistry from West Virginia University in 1969 and completed an MBA Executive Program at Pepperdine University in 1981.

         JOHN C. GERDES, PH.D. became a director and the Chief Scientific Officer concurrent with the Company's merger with Biopool in 2000. In 2003, Dr. Gerdes resigned as a director of the Company due, in part, to his desire to submit an offer for the purchase of the Company's intellectual property. Dr. Gerdes was reappointed to the Company's Board of Directors in March 2004. In 1996, he conceived of a unique point of care approach for DNA diagnostics, the development of which resulted in the formation of Xtrana. From 1988 to 1998, he was the Director of Paternity Analysis and Clinical Director at IAD where he supervised clinical testing and introduced PCR and other nucleic acid based clinical tests. He has twenty-one publications primarily focused on molecular methods of virus detection. He has recently filed four patents that provide the technical foundation of the Xtrana business plan. Dr. Gerdes received a B.S. in Microbiology from the University of Wyoming in 1970, and a Ph.D. in Microbial Genetics from the University of California at Los Angeles (UCLA) in 1974. After completing a four-year post-doctoral fellowship in Virology, again at UCLA, he spent four years as an assistant professor at the University of Colorado Health Sciences Center in Denver before accepting a position at Immunological Associates of Denver (IAD), a specialty reference testing laboratory.

         DOUGLAS L. AYER has served as a member of the Board of Directors since 1993. Mr. Ayer is currently President and Managing Partner of International Capital Partners of Stamford, CT. Mr. Ayer was previously Chairman and Chief Executive Officer of Cametrics, a manufacturer of precision metal components, and has held executive positions at Paine Webber and McKinsey & Co., Inc. Mr. Ayer also serves as a director of a number of private companies, largely in the information technology sector.

         N. PRICE PASCHALL has served as a member of the Board of Directors since 1997. Mr. Paschall is the founder and Managing Partner of Context Capital Group (formerly HealthCare Capital Advisors) since 1993. Context Capital Group provides merger and acquisition advice to middle market companies, focusing on the medical service industry. Prior to Context Capital Group, Mr. Paschall was a Vice Chairman and founder of Shea, Paschall and Powell-Hambros Bank (SPP Hambros & Co.), a firm specializing in mergers and acquisitions. Mr. Paschall holds a degree in business administration from California Polytechnic University in Pomona. Since 1994, Mr. Paschall has served on the Board of Directors and provided certain corporate financial services to Advanced Materials Group, a manufacturer and fabricator of specialty foams, foils, films and pressure-sensitive adhesive components.

         JAMES B. MAHONY PH.D. has served as a member of the Board of Directors since 2002. Dr. Mahony began his career with the University of Toronto's Department of Microbiology and Parasitology, and has held numerous positions with McMaster University, including serving as the Director of the University's Regional Virology and Chlamydiology Laboratory at St. Joseph's Hospital. Dr. Mahony has authored 140 publications, many of which deal with either chlamydia or gonorrhea. He has also published 49 articles in books, several discussing sexually transmitted diseases and chlamydia. His laboratory frequently conducts and publishes validation studies of new methods for detection of sexually transmitted disease infectious agents. Dr. Mahony is currently a Professor in the Department of Pathology and Molecular Medicine at McMaster University in Hamilton, Ontario, Canada, and also serves as a member of the Professional Staff of Hamilton Health Sciences Corporation, Laboratory Medicine. In addition, Dr. Mahony is President Elect of the Pan American Society of Clinical Virology.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Audit Committee currently consists of Messrs. Ayer, Paschall and Bick. The Board of Directors has determined that Mr. Ayer is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B, and is "independent" within the meaning of Item 401(e)(1)(ii) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2003, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS DISCLOSURE

         The Company has adopted a Code of Ethical Conduct which is applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of the Code of Ethical Conduct is filed as an exhibit to this Amendment to Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following tables set forth certain information as to the Company's Chairman, Chief Executive Officer and Chief Financial Officer and Chief Scientific Officer (the "Named Executive Officers"). No other executive officer of the Company had compensation in excess of $100,000 during the period:

SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION           SECURITIES
                                    -------------------------------   UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      OTHER(1)      OPTIONS
---------------------------  ----   -------    -------    ---------   ----------
Michael D. Bick, Ph.D.       2003    89,100        --      15,818             --
 Chairman of the Board       2002   140,400        --       9,600         55,000
                             2001   140,400        --       9,600             --

Timothy J. Dahltorp (2)      2003   200,000        --          --             --
 Chief Executive Officer     2002   200,000    20,000       4,042             --
                             2001   184,898    20,000          --        200,000

John C. Gerdes, Ph.D.        2003   145,600        --          --             --
 Chief Scientific Officer    2002   145,600        --          --             --
                             2001   144,093        --       2,882             --

----------
(1) Represents payment of a car allowance and contributions to the Company's 401(k) profit sharing plan. Dr. Bick's other compensation for 2003 includes $6,000 for director fees.
(2)      Mr. Dahltorp resigned from the Company, effective as of March 19, 2004.


OPTION GRANTS IN LAST FISCAL YEAR

         No stock options grants were made to the Named Executive Officers during the fiscal year ended December 31, 2003.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the underlying securities on the OTC Bulletin Board ($0.12 per share) on December 31, 2003, the last trading day during 2003, as reported by the OTC Bulletin Board. No options were exercised by the Named Executive Officers during fiscal 2003.

                                                                 VALUE OF UNEXERCISED
                            NUMBER OF UNEXERCISED OPTIONS             IN-THE-MONEY
                                    AT YEAR-END                  OPTIONS AT YEAR-END(1)
                            -----------------------------    ---------------------------
NAME                         EXERCISABLE / UNEXERCISABLE     EXERCISABLE / UNEXERCISABLE
-------------------------   -----------------------------    ---------------------------
Michael D. Bick, Ph.D....           67,499 / 2,501                     $ 0 / 0
Timothy J. Dahltorp (2)..         340,411 / 159,589                      0 / 0
John C. Gerdes, Ph.D.....                0/0                             --/--

----------

(1) Determined as the difference between the closing trade price on December 31, 2003 ($0.12/share) and the aggregate price of the options covering such shares.
(2) Mr. Dahltorp resigned from the Company effective March 19, 2004. All unexercised options held by Mr. Dahltorp will terminate 90 days following the date of his resignation.


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         In March 2004, we entered into a consulting agreement with James H. Chamberlain, pursuant to which Mr. Chamberlain agreed to serve as our interim Chief Executive Officer and interim Chief Financial Officer. The term of the agreement is six months or, if earlier, until the closing of a merger transaction. In exchange for these services, we agreed to pay Mr. Chamberlain $30,000, payable in equal monthly installments during the term of the agreement.

         In February 2002, the Company entered into an executive employment agreement with John C. Gerdes, Ph.D. Under the agreement, Dr. Gerdes will serve as Chief Scientific Officer of the Company for a period of 3 years. The agreement provides for a base salary of $145,600 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provides for severance of up to 90 days base salary if the agreement is terminated by the Company under certain conditions.

         In August 2001, we entered into an executive employment agreement with Timothy J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provided for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provided for severance of up to one year's base salary if the agreement is terminated by us without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, our entering into the Assignment Agreement with Applera constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp terminated the employment agreement effective as of March 19, 2004. As a result, we will be obligated to continue to pay Mr. Dahltorp his base salary of $200,000 for a period of 12 months following such termination.

COMPENSATION OF DIRECTORS

         Non-employee directors receive $6,000 per calendar year, plus $1,250 for each in person Board of Directors meeting attended and $250 for each telephonic Board of Directors meeting attended. The Company pays all out-of-pocket fees of attendance. In addition, although no options were granted to directors in fiscal 2003, the Company has a policy that non-employee directors receive non-qualified stock options to purchase 15,000 shares of the Company's common stock per year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table sets forth as of April 20, 2004, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Xtrana, 590 Burbank Street, Suite 205, Broomfield, Colorado 80020. References to options to purchase common stock are either currently exercisable or will be exercisable within 60 days of April 20, 2004.

                                        NUMBER OF SHARES       PERCENT OF CLASS
                                       BENEFICIALLY OWNED     BENEFICIALLY OWNED
                                              (1)                     (2)
                                       ------------------     ------------------

DIRECTORS:
John C. Gerdes, Ph.D................       1,430,068                 8.6%
Michael D. Bick, Ph.D...............       1,091,699  (3)            6.6%
N. Price Paschall...................         460,000  (4)            2.7%
Douglas Ayer........................         332,884  (5)            2.0%
James H. Chamberlain................         174,000  (6)            1.0%
James Mahoney, Ph.D.................         110,000  (5)              *

5% HOLDERS:
Jack Wheeler........................       1,147,025                 6.9%
Diane Kozwich.......................       1,130,495                 6.8%

All directors and executive
   officers as a group (six persons)       3,598,651  (7)           20.4%

----------
*        Less than 1%.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 20, 2004.
(2) Percentage ownership is based on 16,533,269 shares of common stock outstanding as of April 20, 2004.

(3) Includes 68,749 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2004, and 1,022,950 shares held in the Bick Family Trust.
(4) Includes 275,000 shares of common stock subject to currently exercisable warrants and 185,000 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2004.
(5) Consists of shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2004.
(6) Includes 170,000 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2004.
(7) Includes 866,633 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2004, and 275,000 shares of common stock subject to currently exercisable warrants.

         The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other stockholders of the company, or taken from documents filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN.

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


         As of December 31, 2003, we had 684,755 warrants to purchase common stock outstanding, which are shown in the table above as equity compensation plans not approved by security holders. These warrants are exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9105 per share. The weighted average remaining contractual life of these warrants at December 31, 2003, was 3.9 years. These warrants have expiration dates ranging from 2004 to 2011.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no proposed transactions or series of related transactions, nor were there any transactions or series of related transactions during fiscal 2002 and 2003, to which the Company was a party, in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Listing of Exhibits
                  EXHIBIT NO.

                  2.1 Assignment Agreement dated January 24, 2004 between the Company and Applera Corporation, though its Applied Biosystems Group. *
                  3.1      Certificate of Incorporation. (1)
                  3.2      Bylaws. (1)
                  4.1      Shareholder Rights Plan. (3)

                  10.1 Executive Employment Agreement of Michael D. Bick, Ph.D. (4)
                  10.2     1993 Stock Incentive Plan. (2)
                  10.3     2000 Stock Incentive Plan. (5)
                  10.4     Lease Agreement - Broomfield, Colorado. (6)
                  10.4.1 Lease Addendum Two for Modification of Rent and Early Termination of Lease dated November 11, 2003 between the Company and James M. Roswell d/b/a Burbank East Business Park. *
                  10.4.2 Lease Addendum Three for Modification of Rent and Early Termination of Lease dated February 12, 2004 between the Company and James M. Roswell d/b/a Burbank East Business Park. *
                  14.1     Code of Ethical Conduct.
                  23.1     Consent of Independent Auditors. *
                  24.1     Power of Attorney. *
                  31.1     Certificate of our Chief Executive  Officer and Chief
                           Financial Officer pursuant to Rule 13a-14(a).
                  32.1     Certificate of our Chief Executive  Officer and Chief
                           Financial Officer pursuant to Rule 13a-14(b).

                  * Previously filed on Form 10-KSB.

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

                                    Xtrana, Inc.


Date:    April 28, 2004             BY:  /S/ JAMES H. CHAMBERLAIN
                                        ----------------------------------------
                                        James H. Chamberlain
                                        Chief Executive Officer and Chief
                                        Financial Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MICHAEL D. BICK              Chairman of the Board            April 28, 2004
-------------------------          of Directors
Michael D. Bick, Ph.D.


/S/ JAMES H. CHAMBERLAIN         Chief Executive Officer,         April 28, 2004
-------------------------          Chief Financial Officer
James H. Chamberlain                and Director


         *                       Director                         April 28, 2004
-------------------------
Douglas L. Ayer


         *                       Director                         April 28, 2004
-------------------------
N. Price Paschall


         *                       Director                         April 28, 2004
-------------------------
John C. Gerdes, Ph.D.


         *                       Director                         April 28, 2004
-------------------------
James Mahony, Ph.D.


         * By:   /S/ JAMES H. CHAMBERLAIN
                 -----------------------------
                  James H. Chamberlain
                  As Attorney-In-Fact