Form 10QSB
period 2004-03-31
XTRANA INC
filed 2004-05-14
CIK 830736

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 001-14257


                                  XTRANA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                         58-1729436
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

P.O. BOX 668, SEDALIA, COLORADO 80135                      (303) 466-4424
(Address of Principal Executive Offices)          (Registrant's Telephone Number
                                                        Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Outstanding at May 13, 2004, Common Stock, $.01 par value per share, 16,533,269 shares.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]


================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                  XTRANA, INC.

                            CONDENSED BALANCE SHEETS

                                                          MARCH 31,    DECEMBER
                                                            2004       31, 2003
                                                        (Unaudited)       ***
                                                          --------     --------
                                              (in  thousands  except share data)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents .......................    $    477     $    948
     Accounts receivable .............................          22            7
     Prepaid expenses ................................          60           19
     Other current assets ............................          35           35
                                                          --------     --------
TOTAL CURRENT ASSETS .................................         594        1,009

Restricted Cash ......................................         138          138

FURNITURE AND FIXTURES, NET OF $58 OF DEPRECIATION ...          33           60

PATENTS NET OF AMORTIZATION OF $32 ...................         301          283
                                                          --------     --------

TOTAL ASSETS .........................................    $  1,066     $  1,490
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable .............................    $    144     $    163
        Notes Payable Short Term .....................          14           14
        Accrued Payroll and payroll taxes ............         339           82
        Other accrued liabilities ....................         184          194
                                                          --------     --------

Total Current Liabilities ............................         681          453

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2004 and 2003 .........         165          165
Other stockholders' equity ...........................      19,446       19,446
Accumulated deficit ..................................     (19,226)     (18,574)
                                                          --------     --------
TOTAL STOCKHOLDERS' EQUITY ...........................         385        1,037
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $  1,066     $  1,490
                                                          ========     ========

*** Amounts derived from the audited financial statements for the year ended December 31, 2003.

See accompanying notes to condensed financial statements.

                                  XTRANA, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                              2004           2003
--------------------------------------------------------------------------------
                                            (in thousands except per share data)

SALES ..............................................     $    102      $    262
COST OF SALES ......................................           79           213
                                                         --------      --------

GROSS PROFIT .......................................           23            49

Operating expenses:
     Selling, general and administrative ...........          577           720
     Research and development ......................           98            94
                                                         --------      --------
Total Operating Expenses ...........................          675           814

Other income, net ..................................            1            26
                                                         --------      --------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES .......         (651)         (739)
INCOME TAX EXPENSE .................................         --            --
                                                         --------      --------
LOSS FROM CONTINUING OPERATIONS ....................         (651)         (739)

                                                         --------      --------

NET INCOME (LOSS) ..................................     $   (651)     $   (739)
                                                         ========      ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .........................................       16,533        16,533
     Effect of dilutive shares .....................         --            --
                                                         --------      --------

     Diluted .......................................       16,533        16,533
                                                         ========      ========

BASIC AND DILUTED EARNINGS PER SHARE

     Net Income (loss) .............................     $  (0.04)     $  (0.04)


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                               2004           2003
--------------------------------------------------------------------------------
                                                               (in thousands)

OPERATING ACTIVITIES .............................         $(450)         $ 354

INVESTING ACTIVITIES .............................           (21)            (5)

NET INCREASE (DECREASE) IN CASH ..................          (471)           349

CASH, BEGINNING OF PERIOD ........................           948            568
                                                           -----          -----

CASH, END OF PERIOD ..............................         $ 477          $ 917
                                                           =====          =====


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                                 MARCH 31, 2004

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                           2004           2003
                                                         -------        -------

Net loss - as reported ...........................       $  (651)       $  (739)
Effect of stock-based compensation
   included in reported net loss .................          --             --
Effect of stock-based compensation
   per SFAS 123 ..................................           (18)           (63)
                                                         -------        -------
Net loss applicable to common stock -
   pro forma .....................................       $  (669)       $  (802)
                                                         =======        =======

Basic and diluted:
   Loss per share - as reported ..................       $ (0.04)       $ (0.04)
   Effect of stock-based compensation
      included in reported net loss ..............          --             --
   Effect of stock-based compensation
      per SFAS 123 ...............................         (0.00)         (0.00)
                                                         -------        -------
   Net loss applicable to common stock -
      pro forma ..................................       $ (0.04)       $ (0.04)
                                                         =======        =======

The fair value of each option  grant under the Plan is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                    2004             2003
                                                    ----             ----

         Risk-free interest ...........              4.0%            4.0%
          Expected life ...............          6.9 years       6.9 years
         Expected volatility ..........            167.0%          167.0%
         Expected dividend ............             --              --

The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

2.       STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of March 31, 2004, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the first three months of 2004 and for fiscal year 2003 was as follows:

                                  SHARES                        WEIGHTED AVERAGE
                               OUTSTANDING       PRICE RANGE      EXERCISE PRICE
                               -----------       -----------      --------------

BALANCE AT JANUARY 1, 2003      1,890,179      $0.2300 - $2.5000       $0.83
Granted                                --                     --          --
Exercised                              --                     --          --
Cancelled                         (58,330)     $1.0300 - $1.0300       $1.03
                              -----------

BALANCE AT MARCH 31, 2003       1,831,849      $0.2300 - $2.5000       $0.83
Granted                                --                     --          --
Exercised                              --                     --          --
Cancelled                        (201,132)     $0.2900 - $1.3750       $0.92
                              -----------

BALANCE AT DECEMBER 31, 2003    1,689,047      $0.2300 - $2.5000       $0.82
Granted                                --                     --          --
Exercised                              --                     --          --
Cancelled                        (155,503)     $0.4800 - $1.5000       $0.87
                              -----------

BALANCE AT MARCH 31, 2004       1,533,544      $0.2300 - $2.5000       $0.82


The following information summarizes stock options outstanding at March 31, 2004:

                                OUTSTANDING                      EXERCISABLE
                    -----------------------------------   ----------------------
                                      Weighted Average
                                   --------------------
                                    Remaining                           Weighted
                                   Contractual                           Average
                       Number        Life in   Exercise      Number     Exercise
 Exercise Price     Outstanding      Months     Price     Exercisable     Price
--------------------------------------------------------------------------------
$ 0.01 - $ 0.31         110,250        101     $ 0.230        110,066    $ 0.230
$ 0.32 - $ 0.62         535,000         96     $ 0.383        455,706    $ 0.377
$ 0.63 - $ 0.93         237,163         36     $ 0.729        229,495    $ 0.728
$ 0.94 - $ 1.25         326,634         66     $ 0.999        310,901    $ 0.997
$ 1.26 - $ 1.56         270,747          4     $ 1.498        270,747    $ 1.498
$ 1.57 - $ 1.87          12,500         41     $ 1.687         12,500    $ 1.687
$ 2.19 - $ 2.50          41,250         36     $ 2.396         41,250    $ 2.396
                    ------------------------------------------------------------
                      1,533,544         62     $ 0.818      1,430,665    $ 0.838

At March 31, 2004, 2,998,720 shares were available for future grants under the Plans.

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

4.       SALE OF INTELLECTUAL PROPERTY

On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the Assignment Agreement, we agreed to sell substantially all of our intellectual property, including all patents and know-how, but excluding our trademarks and trade names, to Applera for total consideration of US$4,000,000. Applera will pay and deliver to us total cash consideration of $4,000,000 in the following manner:
$3,600,000 in cash at closing ($100,000 of which has already been received in the form of a non-refundable deposit); and $400,000 in cash ninety (90) days after closing subject to our providing certain consulting services as provided in the Assignment Agreement. On March 24, 2004, our stockholders approved the sale of our intellectual property to Applera at a special stockholders meeting.

On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and we delivered our intellectual property rights, into an escrow account pending the final closing of the transaction. Such closing will take place after Applera's receipt of certain certifications from Xtrana required as part of Applera's due diligence efforts under the assignment agreement. We expect the final closing of the transaction to occur on or about May 14, 2004, but there can be no assurance that the closing will occur in a timely manner. The Company expects to record a gain of approximately $3,384,000 in the quarter ended June 30, 2004 as a result of this transaction.

The proposed sale of our intellectual property to Applera, if successful, will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. After closing the contemplated sale of our intellectual property and complying with the requirements of the Assignment Agreement with Applera to provide consulting services, we anticipate that we would terminate all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement. Consequently, following the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation.

Following completion of the sale of our intellectual property pursuant to the Assignment Agreement, we could distribute that cash as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applera against us for our breaches of those representations and warranties.

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

5.   EXECUTIVE EMPLOYMENT AGREEMENT

In August 2001, we entered into an executive  employment  agreement with Timothy
J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provides for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provides for severance of up to one year's base salary if the agreement is terminated by us without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, our entering into the Assignment Agreement with Applera constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp has notified us that he will terminate the employment agreement effective as of March 19, 2004. As a result, we will be obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination which has been accrued and expensed as severance as of March 31,2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED BY THE WORDS "ESTIMATE," "ANTICIPATE," "EXPECT," "BELIEVE," AND SIMILAR EXPRESSIONS), WHICH ARE BASED UPON MANAGEMENT'S CURRENT EXPECTATIONS AND SPEAK ONLY AS OF THE DATE MADE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AND INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO CLOSE THE APPLIED BIOSYSTEMS TRANSACTION IN A TIMELY MANNER, GOVERNMENT REGULATIONS AND RIGHTS WITH RESPECT TO THE INTELLECTUAL PROPERTY SOLD TO APPLIED BIOSYSTEMS, OUR ABILITY TO SETTLE OUR REMAINING OBLIGATIONS FOLLOWING THE SALE OF OUR INTELLECTUAL PROPERTY, OUR ABILITY TO FIND A MERGER PARTNER, AS WELL AS OTHER FACTORS DISCUSSED IN THE COMPANY'S LAST REPORT ON FORM 10-KSB.

OVERVIEW

Until recently, we developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the Assignment Agreement, we agreed to sell substantially all of our intellectual property, including all patents and know-how, but excluding our trademarks and trade names, to Applera for total consideration of US$4,000,000. Applera will pay and deliver to us total cash consideration of $4,000,000 in the following manner:
$3,600,000 in cash at closing ($100,000 of which has already been received in the form of a non-refundable deposit); and $400,000 in cash ninety (90) days after closing subject to our providing certain consulting services as provided in the Assignment Agreement. On March 24, 2004, our stockholders approved the sale of our intellectual property to Applera at a special stockholders meeting.

On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and we delivered our intellectual property rights, into an escrow account pending the final closing of the transaction. Such closing will take place after Applera's receipt of certain certifications from Xtrana required as part of Applera's due diligence efforts under the assignment agreement. We expect the final closing of the transaction to occur on or about May 14, 2004, but there can be no assurance that the closing will occur in a timely manner. The Company expects to record a gain of approximately $3,384,000 in the quarter ended June 30, 2004 as a result of this transaction.

The proposed sale of our intellectual property to Applera, if successful, will result in the receipt of net proceeds of approximately $3,600,000, after payment of all expenses associated with the transaction. After closing the contemplated sale of our intellectual property and complying with the requirements of the Assignment Agreement with Applera to provide consulting services, we anticipate that we would terminate all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement. Consequently, following the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation.

Following completion of the sale of our intellectual property pursuant to the Assignment Agreement, we could distribute that cash as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applera against us for our breaches of those representations and warranties.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company has $22,000 in gross trade accounts on the balance sheet at March 31, 2004. Because of our limited sales, we do not believe that a change in the financial condition of any of our current customers could result in the need to create a significant allowance, nor could any such change have a material adverse effect on our financial results for 2004.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in preparation of our financial statements.

REVENUE RECOGNITION. Grant revenues are recorded when earned, pursuant to the respective grant agreements. Grant revenues and profit on long-term contracts are recorded as the contract progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

RESULTS OF OPERATIONS

Sales were $0.10 million for the three-month period ended March 31, 2004, compared with $0.26 million for the corresponding period of 2003. This decrease in revenue is the result of the decision to sell our intellectual property Applera. We are in the process of liquidating our remaining assets and closing our operations in Broomfield Colorado. The revenue generated in the first quarter is the result of the winding down of our grants. As of March 31, 2004, we have abandoned the remaining grants.

Cost of goods sold was $0.08 million for the three months ended March 31, 2004, compared with $0.21 million for the corresponding period in 2003. Management does not believe that comparison is particularly meaningful at this stage of the Company because of the termination of our operations.

Operating expenses were $0.7 million for the three months ended March 31, 2004, compared with $0.8million for the same period in 2003. Other income is primarily interest income. Included in operating expenses for the three months ended March 31, 2004 is $0.3 million related to the employee severance expense and Mr. Dahltorp's executive employment agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents of $0.5 million.

The sale of our intellectual property to Applera will result in the receipt of net proceeds of approximately $3.6 million, after payment of all expenses associated with the transaction. After closing the contemplated sale our intellection property and complying with the requirements of the Assignment Agreement to provide consulting services, we anticipate that we would terminate all of our remaining employees. As of May 3, 2004 we terminated the lease for our executive offices in Broomfield, Colorado at a cost of $0.2 million pursuant to an early termination agreement. Consequently, following the completion of the transaction, after payment of employee severance and lease terminations costs, we would have limited overhead costs of operation.

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

The following table summarizes our contractual obligations as of March 31, 2004:


   CONTRACTUAL OBLIGATIONS              Payments Due by Period (in thousands)
----------------------------            ------------------------------------
                                        2004            2005            2006
                                        ----            ----            ----

Operating Leases                        $235            $242            $61

Contractual Cash Obligations            $208            $68              -


On November 11, 2003, we entered into an early termination option agreement with the landlord from which we lease or executive offices in Broomfield, Colorado. This agreement provides for rent abatement and grants us an early termination option. The gross rent was reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carries an accrued interest charge at 6% per annum. Upon our exercise of the early termination agreement, this agreement provides that we will pay 50% of the remaining base rent plus the abated gross rent plus any unpaid interest. We exercised the early termination of this lease as of May 3, 2004 and as such, we were obligated to pay the landlord $0.2 million as an early termination fee, which will be expensed in the quarter ended June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CAUTIONARY STATEMENTS AND RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

         GOING CONCERN AND LIQUIDITY PROBLEMS. Our auditors have included an explanatory paragraph in their audit opinion with respect to our financial statements as December 31, 2003. The paragraph states that our recurring losses from operations raise substantial doubts about our ability to continue as a going concern.

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

         WE HAVE LIMITED REVENUE. We had nominal revenue for the three months ended March 31, 2004 as a the result of the decision to sell our intellectual property and closing our operations. Because of our limited revenues, we are dependent upon our current capital resources to fund our overhead and operations.

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

         FAILURE TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC OR PRODUCTION PERSONNEL OR LOSS OF KEY MANAGEMENT OR KEY PERSONNEL COULD HURT OUR BUSINESS. Our continued success depends to a significant extent on the members of our management team. Because of our lack of ongoing revenues, we face significant challenges attracting and retaining members of our management team and personnel base. Although we believe we have been and will be able to attract and retain these members of management and personnel, there can be no assurance that we will be able to continue to successfully attract such qualified individuals. In addition, we do not maintain insurance on the lives of anyone at the Company. The loss of services of any key employee could have a material adverse effect upon our business.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

         OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders will continue to beneficially own approximately 34% of our outstanding common stock, based upon the beneficial ownership of our common stock as of April 30, 2004. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

         OUR STOCK PRICE HAS BEEN VOLATILE. Our common stock is quoted on the OTC Bulletin Board(R), and there can be substantiaL volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including: (1) variations in our quarterly operating results; (2) the gain or loss of significant contracts; (3) changes in management; (4) announcement of potential strategic transactions; (5) legislative or regulatory changes; (6) recommendations by securities industry analysts; and (7) general economic conditions, both in the United States and abroad.

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

As of March 31, 2004, members of the Company's management, including James Chamberlain, the Company's acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Chamberlain concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERs

On March 24, 2004, the Company held a Special Meeting of Stockholders (the "Special Meeting"). At the Special Meeting, there were 16,533,269 shares of common stock entitled to vote. Of the shares entitled to vote, 10,301,856 shares (62.3%) were represented at the meeting in person or by proxy. The following summarizes the voting results for the sole matter submitted to the Registrant's stockholders for action at the Special Meeting:

         1. Proposal to approve the sale of the Company's intellectual property to the Applied Biosystems Group of Applera
                  Corporation pursuant to the Assignment Agreement between Applera and the Company.

                        FOR         AGAINST        ABSTAIN     BROKER NON-VOTES

                     9,907,956      357,960        35,940              0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

                  32.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b).

         (b)      Reports on Form 8-K

                  1. Current Report on Form 8-K filed January 30, 2004, reporting Items 5 and 7.

                  2. Current Report on Form 8-K filed March 12, 2004, reporting Items 5 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  May 14, 2004                        XTRANA, INC.

                                           /S/ JAMES CHAMBERLAIN
                                           ------------------------------------
                                           James Chamberlain
                                           Acting Chief Executive Officer and
                                           Chief Financial Officer