Form 10QSB
period 2004-06-30
XTRANA INC
filed 2004-08-16
CIK 830736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Outstanding at August 13, 2004, Common Stock, $.01 par value per share, 16,533,269 shares.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                  XTRANA, INC.

                            CONDENSED BALANCE SHEETS

                                                         JUNE 30,       DECEMBER
                                                           2004         31, 2003
                                                        (Unaudited)       ***
--------------------------------------------------------------------------------
                                                (in thousands except share data)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents .......................    $  3,076     $    948
     Accounts receivable .............................        --              7
     Notes receivable ................................         398         --
     Prepaid expenses ................................          17           19
     Other current assets ............................          34           35
                                                          --------     --------
TOTAL CURRENT ASSETS .................................       3,525        1,009

Restricted cash ......................................        --            138

FURNITURE AND FIXTURES, NET OF DEPRECIATION ..........        --             60

PATENTS NET OF AMORTIZATION ..........................        --            283
                                                          --------     --------

TOTAL ASSETS .........................................    $  3,525     $  1,490
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ................................    $     21     $    163
     Notes payable short term ........................          14           14
     Accrued payroll and payroll taxes ...............         249           82
     Other accrued liabilities .......................          51          194
                                                          --------     --------
TOTAL CURRENT LIABILITIES ............................         335          453

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2004 and 2003 .........         165          165
Other stockholders' equity ...........................      19,446       19,446
Accumulated deficit ..................................     (16,421)     (18,574)
                                                          --------     --------
TOTAL STOCKHOLDERS' EQUITY ...........................       3,190        1,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $  3,525     $  1,490
                                                          ========     ========


*** Amounts derived from the audited financial statements for the year ended December 31, 2003.

See accompanying notes to condensed financial statements.

                                  XTRANA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       THREE MONTHS ENDING     SIX MONTHS ENDING
                                            JUNE 30,                JUNE 30,
                                        2004       2003        2004       2003
--------------------------------------------------------------------------------
                                          (in thousands except per share data)

SALES ............................   $   --     $    365    $    102   $    627
Cost of sales ....................       --          301          79        514
                                     --------   --------    --------   --------
GROSS PROFIT .....................       --           64          23        113

Operating expenses:
     Selling, general,
        administrative ...........        511        743       1,092      1,463
     Research and development.....       --           78          98        172
                                     --------   --------    --------   --------
Total operating expense ..........        511        821       1,190      1,635

Gain on sale of intellectual
   property ......................      3,314       --         3,317       --
Other income, net ................          2         20           3         45
                                     --------   --------    --------   --------
LOSS FROM CONTINUING OPERATIONS
     BEFORE TAXES ................      2,805       (737)      2,153     (1,477)
                                     --------   --------    --------   --------
NET INCOME (LOSS) ................   $  2,805   $   (737)   $  2,153   $ (1,477)
                                     ========   ========    ========   ========

WEIGHTED AVERAGE SHARES
   OUTSTANDING
     Basic .......................     16,533     16,533      16,533     16,533
     Effect of dilutive shares ...       --         --          --         --
                                     --------   --------    --------   --------
     Diluted .....................     16,533     16,533      16,533     16,533
                                     ========   ========    ========   ========

BASIC AND DILUTED EARNINGS
PER SHARE
     Net income (loss) - Continuing
        operations ...............   $   0.17   $  (0.04)   $   0.13   $  (0.09)


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

SIX MONTHS ENDING JUNE 30,                                2004            2003
--------------------------------------------------------------------------------
                                                             (in thousands)

OPERATING ACTIVITIES .........................         $(1,111)         $ 1,067

INVESTING ACTIVITIES:

   Sale of intellectual property .............           3,260             --

   Other .....................................             (21)             (30)

TOTAL INVESTING ACTIVITIES ...................           3,239              (30)

FINANCING ....................................            --                (18)

NET INCREASE (DECREASE) IN CASH ..............           2,128            1,019

CASH, BEGINNING OF PERIOD ....................             948              568
                                                       -------          -------

CASH, END OF PERIOD ..........................         $ 3,076          $ 1,587
                                                       =======          =======


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                                  JUNE 30, 2004

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Xtrana, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                       SIX MONTHS ENDED JUNE 30,
                                                           2004          2003
                                                        ---------     ---------

Net income (loss) - as reported ...................     $   2,153     $  (1,477)
Effect of stock-based compensation
   included in reported net income (loss) ..........         --            --
Effect of stock-based compensation
   per SFAS 123 ....................................          (33)          (97)
                                                        ---------     ---------
Net income (loss) applicable to common stock -
   pro forma ......................................     $   2,120     $  (1,574)
                                                        =========     =========

Basic and diluted:
   Income (loss) per share - as reported ...........    $    0.13     $   (0.09)
   Effect of stock-based compensation
      included in reported net income (loss) .......         --            --
   Effect of stock-based compensation
      per SFAS 123 .................................        (0.00)        (0.00)
                                                        ---------     ---------
   Net loss applicable to common stock -
      pro forma ....................................    $    0.13     $   (0.09)
                                                        =========     =========

The fair value of each option  grant under the Plan is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:


                                           2004              2003
                                        ----------        ----------
     Risk-free interest                    4.0%             4.0%
     Expected life                       6.9 years        6.9 years
     Expected volatility                  167.0%           167.0%
     Expected dividend                      --               --

The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

2.   STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of June 30, 2004, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the first six months of 2004 and for fiscal year 2003 was as follows:
                                                                     WEIGHTED
                                  SHARES                             AVERAGE
                               OUTSTANDING        PRICE RANGE     EXERCISE PRICE
                               -----------      ---------------   --------------

Balance at January 1, 2003       1,890,179      0.2300 - 2.5000         0.83
Granted      --                         --                   --          --
Exercised                               --                   --          --
Cancelled                          (94,505)     0.6500 - 1.2720         1.10
                               -----------

Balance at June 30, 2003         1,795,674      0.2300 - 2.5000         0.82
Granted      --                         --                   --          --
Exercised                               --                   --          --
Cancelled                         (106,627)     0.2900 - 1.3750         0.77
                               -----------

Balance at December 31, 2003     1,689,047      0.2300 - 2.5000         0.82
Granted      --                         --                  --           --
Exercised                               --                  --           --
Cancelled                         (571,081)     0.2600 - 1.5000         1.12
                               -----------

Balance at June 30, 2004         1,117,966      0.2300 - 2.5000         0.68

The following information summarizes stock options outstanding at June 30, 2004:

                                        OUTSTANDING                                 EXERCISABLE
                         ---------------------------------------         ------------------------------
                                             WEIGHTED AVERAGE
                                          ----------------------
                                           REMAINING                                          WEIGHTED
                                          CONTRACTUAL                                          AVERAGE
                            NUMBER          LIFE IN     EXERCISE             NUMBER           EXERCISE
 EXERCISE PRICE           OUTSTANDING       MONTHS        PRICE            EXERCISABLE          PRICE
-------------------------------------------------------------------------------------------------------
$ 0.00 - $ 0.31              110,000           97      $  0.230              110,000           0.230
$ 0.31 - $ 0.62              514,332           90      $  0.376              463,914           0.377
$ 0.62 - $ 0.93              128,000           60      $  0.764              122,499           0.763
$ 0.93 - $ 1.25              303,634           62      $  0.996              296,706           0.995
$ 1.25 - $ 1.56                8,250           19      $  1.437                8,250           1.437
$ 1.56 - $ 1.87               12,500           38      $  1.687               12,500           1.687
$ 2.18 - $ 2.50               41,250           32      $  2.395               41,250           2.395
                           ---------                                       ---------
                           1,117,966           77      $  0.671            1,055,119           0.683

At June 30, 2004, 2,828,668 shares were available for future grants under the Plans.

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

4.   SALE OF INTELLECTUAL PROPERTY

On January 26, 2004, the Company entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all intellectual property of the Company, other than the Company's trademarks and trade names. The assets purchased by Applied Biosystems included all the Company's U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of the Company's assets. The total consideration of $4,000,000 consists of: (a) a $100,000 cash deposit, which was previously paid to the Company, (b) $3,500,000 in cash paid to the Company at closing; and (c) $400,000 in cash to be paid 90 days after closing, subject to the Company providing certain consulting services as required by the Assignment Agreement. The total purchase price paid by Applied Biosystems was determined in arms-length negotiations between the parties.

On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and the Company delivered its intellectual property rights, into an escrow account pending the final closing of the transaction. Such final closing took place on May 14, 2004, after Applied Biosystems' receipt of certain certifications from the Company required as part of the due diligence efforts under the Assignment Agreement.

The sale of the Company's intellectual property to Applied Biosystems resulted in the receipt of net proceeds of approximately $3,357,000 by the Company, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applera to provide consulting services, the Company anticipates that it would terminate all of its remaining employees. As of May 3, 2004, the Company terminated the lease for its prior executive offices pursuant to an early termination agreement.

The Company could distribute the remaining cash proceeds as a dividend to the Company's stockholders as part of liquidation, after satisfaction of all of the Company's liabilities and payment of all costs associated with the liquidation. If the Company were to make a distribution of the remaining cash proceeds to its stockholders before the expiration of certain representations and warranties the Company made under the Assignment Agreement (18 months from the date of closing), the Company would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against the Company for the Company's breaches of those representations and warranties.

5.   EXECUTIVE EMPLOYMENT AGREEMENT

In August 2001, the Company entered into an executive employment agreement with Timothy J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provided for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provided for severance of up to one year's base salary if the agreement was terminated by the Company without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, the Company's entering into the Assignment Agreement with Applied Biosystems constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp notified the Company that he would terminate the employment agreement effective as of March 19, 2004. As a result, the Company will be obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination, which has been accrued and expensed as severance as of June 30, 2004.

6.   LETTER OF INTENT FOR MERGER

In June 2004, the Company entered into a non-binding letter of intent with Aduromed Corporation, pursuant to which the Company would acquire Aduromed in a reverse merger transaction. As consideration for the acquisition of Aduromed, the letter of intent provides that the Company would issue shares of its common stock to the Aduromed shareholders. The proposed acquisition is subject to certain conditions, including satisfactory completion of due diligence by both parties, execution of a definitive agreement, approval by the Xtrana stockholders, and obtaining required third party approvals, among others.

Aduromed Corporation is a manufacturer of environmental solutions for the medical community. Aduromed offers medical waste consulting services and the MedClean(R) series of technologically advanced waste sterilization systems that can process from 150 to 5000 pounds per cycle. Aduromed was founded in 1992 with headquarters in Bethel, Connecticut.

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

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED BY THE WORDS "ESTIMATE," "ANTICIPATE," "EXPECT," "BELIEVE," AND SIMILAR EXPRESSIONS), WHICH ARE BASED UPON MANAGEMENT'S CURRENT EXPECTATIONS AND SPEAK ONLY AS OF THE DATE MADE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AND INCLUDE, BUT ARE NOT LIMITED TO, OUR ABILITY TO SETTLE OUR REMAINING OBLIGATIONS FOLLOWING THE SALE OF OUR INTELLECTUAL PROPERTY AND OUR ABILITY TO FIND A MERGER PARTNER, AS WELL AS OTHER FACTORS DISCUSSED IN THE COMPANY'S LAST REPORT ON FORM 10-KSB.

OVERVIEW

Until recently, we developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of our intellectual property, other than our trademarks and trade names. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The total consideration of $4,000,000 consists of: (a) a $100,000 cash deposit, which was previously paid to us, (b) $3,500,000 in cash paid to us at closing; and (c) $400,000 in cash to be paid 90 days after closing, subject to our providing certain consulting services as required by the Assignment Agreement.

On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and we delivered our intellectual property rights, into an escrow account pending the final closing of the transaction. Such final closing took place on May 14, 2004, after Applied Biosystems' receipt of certain certifications from us required as part of the due diligence efforts under the Assignment Agreement.

The sale of our intellectual property to Applied Biosystems resulted in our receipt of net proceeds of approximately $3,357,000, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applied Biosystems to provide consulting services, we anticipate that we would terminate all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement.

We  could   distribute  the  remaining  cash  proceeds  as  a  dividend  to  our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against us for our breaches of those representations and warranties.

The Board of Directors believes that we can attract interest from other businesses that might benefit from access to those funds, as well as the Company's status as a public company with a clean reporting history. Such interest could result in us merging or otherwise joining together with an existing business that could create much greater long-term stockholder value than simply liquidating the company. Following the transaction, after payment of employee severance and lease terminations costs, we have limited overhead costs of operation, but remain a reporting company under the rules and regulations of the Securities and Exchange Commission.

In June 2004, we entered into a non-binding letter of intent with Aduromed Corporation, pursuant to which we would acquire Aduromed in a reverse merger transaction. As consideration for the acquisition of Aduromed, the letter of intent provides that we would issue shares of our common stock to the Aduromed shareholders. Specific terms and conditions of the merger will be determined during negotiations of the definitive transaction agreement. The proposed acquisition is subject to certain conditions, including satisfactory completion of due diligence by both parties, execution of a definitive agreement, approval by our stockholders, and obtaining required third party approvals, among others.

Aduromed Corporation is a manufacturer of environmental solutions for the medical community. Aduromed offers medical waste consulting services and the MedClean(R) series of technologically advanced waste sterilization systems that can process from 150 to 5000 pounds per cycle. Aduromed was founded in 1992 with headquarters in Bethel, Connecticut.

The Board of Directors intends to spend a reasonable period of time exploring the Aduromed transaction or other merger candidates and, if it is unable to conclude a transaction that it believes would provide long-term stockholder value, to propose that the stockholders approve a liquidation. In either event, the Board of Directors does not anticipate taking any action without further stockholder approval.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

RESULTS OF OPERATIONS

Sales were $0.10 million for the six-month period ended June 30, 2004, compared with $0.63 million for the corresponding period of 2003. This decrease in revenue is the result of the decision to sell our intellectual property Applied Biosystems. We are in the process of liquidating our remaining assets and closing our operations in Broomfield, Colorado. The revenue generated in the first quarter is the result of the winding down of our grants. As of June 30, 2004, we have abandoned the remaining grants.

Cost of goods sold was $0.08 million for the six months ended June 30, 2004, compared with $0.51 million for the corresponding period in 2003. Management does not believe that comparison is particularly meaningful at this stage of the company because of the termination of our operations.

Operating expenses were $1.2 million for the six months ended June 30, 2004, compared with $1.6 million for the same period in 2003. Other income is primarily interest income. Gain on the sale of the intellectual property net of expenses was $3.3 million. Included in operating expenses for the six months ended June 30, 2004 is $0.3 million related to the employee severance expense and our former CEO's executive employment agreement and $0.2 million in lease termination fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $3.1 million.

The sale of our intellectual property to Applied Biosystems resulted in the receipt of net proceeds of approximately $3.3 million, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement to provide consulting services, we anticipate that we will terminate all of our remaining employees. As of May 3, 2004 we terminated the lease for our former executive offices in Broomfield, Colorado at a cost of $0.2 million pursuant to an early termination agreement. Consequently, following the completion of the transaction, after payment of employee severance and lease terminations costs, we will have limited overhead costs of operation.

We could distribute our remaining net cash proceeds as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against us for our breaches of those representations and warranties.

Alternatively, the Board of Directors believes that we could attract interest from other businesses that might benefit from access to those funds, as well as our status as a public company with a clean reporting history.

Such interest could result in us merging or otherwise joining together with Aduromed Corporation or another existing business that could create much greater long-term stockholder value than simply liquidating the Company. It is the intention of the Board of Directors to spend a reasonable period of time exploring the potential Aduromed transaction or transactions with other merger candidates and, if it is unable to conclude a transaction that it believes would provide long-term stockholder value, to propose that the stockholders approve a liquidation.

In August 2001, we entered into an executive  employment  agreement with Timothy
J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provided for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provided for severance of up to one year's base salary if the agreement is terminated by us without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, our entering into the Assignment Agreement with Applied Biosystems constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp notified us that he was terminating the employment agreement effective as of March 19, 2004. As a result, we are obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination.

The following table summarizes our contractual obligations as of June 30, 2004:

CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD (in thousands)
-----------------------             -------------------------------------
                                    2004            2005            2006
                                    ----            ----            ----

Operating Leases                    $235             --              --

Contractual Cash Obligations        $208            $68              --

On November 11, 2003, we entered into an early termination option agreement with the landlord from which we leased our executive offices in Broomfield, Colorado. This agreement provided for rent abatement and grants us an early termination option. The gross rent was reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carries an accrued interest charge at 6% per annum. Upon our exercise of the early termination agreement, this agreement provided that we will pay 50% of the remaining base rent plus the abated gross rent plus any unpaid interest. We exercised the early termination of this lease as of May 3, 2004 and as such, we were obligated to pay the landlord $0.2 million as an early termination fee, which was expensed in the quarter ended June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     WE HAVE LIMITED REVENUE. We had nominal revenue for the six months ended June 30, 2004 as the result of the decision to sell our intellectual property and closing our operations. Because of our limited revenues, we are dependent upon our current capital resources to fund our overhead and operations.

     WE MAY NOT BE ABLE TO IDENTIFY AND EVALUATE A POTENTIAL MERGER OR REORGANIZATION PARTNER IN A TIMELY MANNER, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. While we have not entered into any binding arrangements, we have identified a number of potential business opportunities, including the potential merger with Aduromed Corporation. Management will seek to determine whether Aduromed Corporation or any other potential acquisition or merger transactions are warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience or, with the assistance of outside advisors and consultants, evaluating the preliminary information made available to them. Management may elect to engage outside independent consultants to perform analyses of potential business opportunities.

     In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including: potential benefits to us and our stockholders; similarity of business, such as a business also involved in biotechnology; working capital; financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity being analyzed.

     There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available, including Aduromed Corporation, for acquisition may involve new and untested products, processes or market strategies that may not ultimately prove successful.

     OUR STOCKHOLDER MAY EXPERIENCE SUBSTANTIAL DILUTION IN A POTENTIAL ACQUISITION, MERGER OR REORGANIZATION. Presently, we cannot predict the precise manner in which we might participate in a prospective new business opportunity. In the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience substantial dilution; and, in such event, there will be a probable change in control of our company. The owners of the business opportunity will likely acquire control of our company following such transaction.

     ACCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS. Although we have ceased substantially all of our operations, portions of our prior operations required the controlled use of hazardous and radioactive materials. Although we believe our safety procedures complied with the standards prescribed by federal, state, local, and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result, which could seriously damage our business and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Xtrana, Inc., is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe that our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

As of June 30, 2004, members of our management, including James Chamberlain, our acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Chamberlain concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

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

              (b)   Reports on Form 8-K

                    1. Current Report on Form 8-K filed April 9, 2004, reporting Items 5 and 7.
                    2.   Current   Report  on  Form  8-K  filed  May  24,  2004,
                         reporting Items 2 and 7.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 2004                        XTRANA, INC.

                                              /S/ JAMES CHAMBERLAIN
                                              ----------------------------------
                                              James Chamberlain
                                              Acting Chief Executive Officer and
                                              Chief Financial Officer