Form 10QSB
period 2004-09-30
XTRANA INC
filed 2004-11-12
CIK 830736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Outstanding at November 12, 2004, Common Stock, $.01 par value per share, 16,533,269 shares.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  XTRANA, INC.

                            CONDENSED BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                           2004         2003
                                                       (Unaudited)       ***
                                                         --------      --------
                                                (in thousands except share data)
ASSETS
Current assets
     Cash and cash equivalents .....................     $  3,132      $    948
     Accounts receivable ...........................         --               7
     Prepaid expenses ..............................           31            19
     Other current assets ..........................         --              35
                                                         --------      --------
Total current assets ...............................        3,163         1,009

Restricted cash ....................................         --             138

Furniture and fixtures, net of depreciation ........         --              60

Patents net of amortization ........................         --             283
                                                         --------      --------

TOTAL ASSETS .......................................     $  3,163      $  1,490
                                                         ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Accounts payable ...........................     $     21      $    163
        Notes payable short term ...................           14            14
        Accrued payroll and payroll taxes ..........          133            82
        Other accrued liabilities ..................           43           194
                                                         --------      --------
Total current liabilities ..........................          211           453

Stockholders' equity:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2004 and 2003 .......          165           165
Other stockholders' equity .........................       19,446        19,446
Accumulated deficit ................................      (16,659)      (18,574)
                                                         --------      --------
Total stockholders' equity .........................        2,952         1,037
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $  3,163      $  1,490
                                                         ========      ========


*** Amounts derived from the audited financial statements for the year ended December 31, 2003.

See accompanying notes to condensed financial statements.

                                  XTRANA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDING      NINE MONTHS ENDING
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                 2004        2003        2004       2003
                                               --------    --------    --------   --------
                                                  (in thousands except per share data)

SALES ......................................   $   --      $    361    $    102   $    988
Cost of sales ..............................       --           278          79        792
                                               --------    --------    --------   --------

GROSS PROFIT ...............................       --            83          23        196

Operating expenses:
     Selling, general, administrative ......        236         435       1,328      1,897
     Research and development ..............       --            40          98        212
                                               --------    --------    --------   --------

Total operating expense ....................        236         475       1,426      2,110

Gain (loss) on sale of intellectual property         (7)       --         3,310       --
Other income, net ..........................          4           2           8         47
                                               --------    --------    --------   --------


NET INCOME (LOSS) ..........................   $   (239)   $   (390)   $  1,915   $ (1,867)
                                               ========    ========    ========   ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic .................................     16,533      16,533      16,533     16,533
     Effect of dilutive shares .............       --          --          --         --
                                               --------    --------    --------   --------

     Diluted ...............................     16,533      16,533      16,533     16,533
                                               ========    ========    ========   ========

BASIC AND DILUTED EARNINGS PER SHARE
     Net income (loss) - Continuing
            operations .....................   $  (0.01)   $  (0.02)   $   0.12   $  (0.11)


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


NINE MONTHS ENDING SEPTEMBER 30,                        2004               2003
--------------------------------------------------------------------------------
                                                             (in thousands)

OPERATING ACTIVITIES .......................          $(1,453)          $(1,942)

INVESTING ACTIVITIES:

     Sale of intellectual property .........            3,658              --

     Other .................................              (21)            2,582
                                                      -------           -------

TOTAL INVESTING ACTIVITIES .................            3,637             2,582

FINANCING ..................................             --                 (18)
                                                      -------           -------

NET INCREASE IN CASH .......................            2,184               622

CASH, BEGINNING OF PERIOD ..................              948               568
                                                      -------           -------

CASH, END OF PERIOD ........................          $ 3,132           $ 1,190
                                                      =======           =======


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                               SEPTEMBER 30, 2004

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Xtrana, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

                                                           Nine Months Ended
                                                             September 30,
                                                          2004           2003
                                                       ---------      ---------

Net income (loss) - as reported ..................     $   1,915      $  (1,867)
Effect of stock-based compensation
   included in reported net income (loss) ........          --             --
Effect of stock-based compensation
   per SFAS 123 ..................................           (49)          (132)
                                                       ---------      ---------
Net income (loss) applicable to common
   stock - pro forma .............................     $   1,866      $  (1,999)
                                                       =========      =========

Basic and diluted:
  Income (loss) per share - as reported ..........     $    0.12      $   (0.11)
   Effect of stock-based compensation
      included in reported net income (loss) .....          --             --
   Effect of stock-based compensation
      per SFAS 123 ...............................         (0.00)         (0.01)
                                                       ---------      ---------
   Net loss applicable to common stock -
      pro forma ..................................     $    0.12      $   (0.12)
                                                       =========      =========

The fair value of each option  grant under the Plan is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                      2004             2003
                                                   ---------        ---------
         Risk-free interest .................        4.0%             4.0%
         Expected life ......................      6.9 years        6.9 years
         Expected volatility ................       167.0%           167.0%
         Expected dividend ..................          -                -

The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

2.       STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of September 30, 2004, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the first nine months of 2004 and for fiscal year 2003 was as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                       SHARES                           EXERCISE
                                    OUTSTANDING        PRICE RANGE        PRICE
                                    -----------        -----------        -----

Balance at January 1, 2003           1,890,179       0.2300 - 2.5000       0.83
Granted                                     --                    --         --
Exercised                                   --                    --         --
Cancelled                             (125,255)      0.2900 - 1.2720       1.00
                                   -----------

Balance at September 30, 2003        1,764,924       0.2300 - 2.5000       0.82
Granted                                     --                    --         --
Exercised                                   --                    --         --
Cancelled                              (75,877)      0.2900 - 1.3750       0.80
                                   -----------

Balance at December 31, 2003         1,689,047       0.2300 - 2.5000       0.82
Granted                                     --                    --         --
Exercised                                   --                    --         --
Cancelled                             (595,815)      0.2600 - 1.5000       1.10
                                   -----------

Balance at September 30, 2004        1,093,232       0.2300 - 2.5000       0.67

The following information summarizes stock options outstanding at September 30, 2004:

                                 OUTSTANDING                    EXERCISABLE
                  ------------------------------------   -----------------------
                                    WEIGHTED AVERAGE
                                ----------------------
                                 Remaining                              Weighted
                                Contractual                             Average
                     Number       Life in     Exercise      Number     Exercise
 Exercise Price   Outstanding     Months        Price    Exercisable     Price
--------------------------------------------------------------------------------
$ 0.00 - $ 0.31       110,000        95      $  0.230        110,000    $ 0.230
$ 0.31 - $ 0.62       495,000        91      $  0.370        451,457    $ 0.370
$ 0.62 - $ 0.93       128,000        58      $  0.764        123,249    $ 0.763
$ 0.93 - $ 1.25       298,232        54      $  0.996        298,232    $ 0.995
$ 1.25 - $ 1.56         8,250        17      $  1.437          8,250    $ 1.437
$ 1.56 - $ 1.87        12,500        35      $  1.687         12,500    $ 1.687
$ 2.18 - $ 2.50        41,250        30      $  2.395         41,250    $ 2.395
                  -----------                            -----------
                    1,093,232        73      $  0.672      1,044,938    $ 0.684

At September 30, 2004, 2,853,402 shares were available for future grants under the 2000 Stock Incentive Plan.

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

4.       SALE OF INTELLECTUAL PROPERTY

On January 26, 2004, the Company entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all intellectual property of the Company, other than the Company's trademarks and trade names. The assets purchased by Applied Biosystems included all the Company's U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of the Company's assets. The total consideration of $4,000,000 consisted of: (a) a $100,000 cash deposit, which was previously paid to the Company, (b) $3,500,000 in cash paid to the Company at closing; and (c) $400,000 in cash paid 90 days after closing, upon performance by the Company of certain consulting services as required by the Assignment Agreement. The total purchase price paid by Applied Biosystems was determined in arms-length negotiations between the parties.

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

On August 15, 2004, Applied Biosystems delivered the $400,000 in cash due to the completion of the consulting services required by the Assignment Agreement.

The sale of the Company's intellectual property to Applied Biosystems resulted in the receipt of net proceeds of approximately $3,357,000 by the Company, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applera to provide consulting services, the Company terminated all of its remaining employees. As of May 3, 2004, the Company terminated the lease for its prior executive offices pursuant to an early termination agreement.

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

5.       EXECUTIVE EMPLOYMENT AGREEMENT

In August 2001, the Company entered into an executive employment agreement with Timothy J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provided for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provided for severance of up to one year's base salary if the agreement was terminated by the Company without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, the Company's entering into the Assignment Agreement with Applied Biosystems constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp notified the Company that he would terminate the employment agreement effective as of March 19, 2004. As a result, the Company will be obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination, which has been accrued and expensed as severance as of September 30, 2004.

6.       TERMINATION OF LETTER OF INTENT FOR MERGER

In June 2004, the Company entered into a non-binding letter of intent with Aduromed Corporation, pursuant to which the Company would acquire Aduromed in a reverse merger transaction. The proposed acquisition was subject to certain conditions, including satisfactory completion of due diligence by both parties, execution of a definitive agreement, approval by the Company's stockholders, and obtaining required third party approvals, among others. In September 2004, the Company's Board of Directors determined to terminate its negotiations with Aduromed and the letter of intent as a result of the Company's due diligence investigation of Aduromed and its business.

The Board of Directors continues to believe that the Company can attract interest from other businesses that might benefit from access to the Company's funds, as well as its status as a public company with a clean reporting history. The Board of Directors is currently in discussions with other potential merger candidates and plans to continue to spend a limited period of time exploring opportunities to find a merger candidate. If the Company is unable to conclude a transaction that it believes would provide long term stockholder value, the Board of Directors plans to propose that the stockholders approve a liquidation of the company.

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

SALE OF OUR INTELLECTUAL PROPERTY

On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of our intellectual property, other than our trademarks and trade names. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The total consideration of $4,000,000 consists of: (a) a $100,000 cash deposit, which was previously paid to us, (b) $3,500,000 in cash paid to us at closing; and (c) $400,000 in cash to be paid 90 days after closing, subject to our providing certain consulting services as required by the Assignment Agreement. On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and we delivered our intellectual property rights, into an escrow account pending the final closing of the transaction. Such final closing took place on May 14, 2004, after Applied Biosystems' receipt of certain certifications from us required as part of the due diligence efforts under the Assignment Agreement. In August 2004, Applied Biosystems delivered the $400,000 in cash due to our completion of consulting services required by the Assignment Agreement.

The sale of our intellectual property to Applied Biosystems resulted in our receipt of net proceeds of approximately $3,357,000, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applied Biosystems to provide consulting services, we terminated all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement.

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

MERGER DISCUSSIONS

The Board of Directors believes that we can attract interest from other businesses that might benefit from access to our funds, as well as our status as a public company with a clean reporting history. Such interest could result in us merging or otherwise joining together with an existing business that could create much greater long-term stockholder value than simply liquidating the company. Since completion of the sale of our intellectual property, after payment of employee severance and lease terminations costs, we have limited overhead costs of operation, but remain a reporting company under the rules and regulations of the Securities and Exchange Commission.

In June 2004, the Company entered into a non-binding letter of intent with Aduromed Corporation, pursuant to which we would acquire Aduromed in a reverse merger transaction. The proposed acquisition was subject to certain conditions, including satisfactory completion of due diligence by both parties, execution of a definitive agreement, approval by our stockholders, and obtaining required third party approvals, among others. In September 2004, our Board of Directors determined to terminate its negotiations with Aduromed and the letter of intent based on the results of our due diligence investigation of Aduromed and its business.

We are currently pursuing discussions with another potential merger partner, although no written agreement has been reached and there can be no assurance that a definitive agreement will reached. The Board of Directors intends to spend a reasonable period of time continuing to explore merger candidates and, if it is unable to conclude a transaction that it believes would provide long-term stockholder value, to propose that the stockholders approve liquidation. In either event, the Board of Directors does not anticipate taking any action without further stockholder approval. When appropriate, we intend to make announcements of developments with respect to any potential business transaction by issuing a press release and/or filing of a Current Report on Form 8-K with the SEC.

RESULTS OF OPERATIONS

Sales were $0.10 million for the nine-month period ended September 30, 2004, compared with $1.0 million for the corresponding period of 2003, a decrease of 90%. We had no sales in the three-month period ended September 30, 2004, compared to sales of $0.4 million for the corresponding period of 2003. This decrease in revenue in 2004 is the result of the decision to sell our intellectual property to Applied Biosystems. We are in the process of liquidating our remaining assets and closing our operations in Broomfield, Colorado. The revenue generated in the first quarter of 2004 is the result of the winding down of our grants. As of September 30, 2004, we have abandoned the remaining grants.

Cost of goods sold was $0.08 million for the nine months ended September 30, 2004, compared with $0.8 million for the corresponding period in 2003, a decrease of 90%. While we had no sales in the three-month period ended September 30, 2004, the cost of goods sold for the three-month period ended September 30, 2003 was $0.3 million. Management does not believe that comparison is particularly meaningful at this stage of the company because of the termination of our operations.

Operating expenses decreased $0.7 million, or 33%, to $1.4 million for the nine months ended September 30, 2004, as compared with $2.1 million for the same period in 2003. Other income is primarily interest income. Gain on the sale of the intellectual property net of expenses was $3.3 million. Included in operating expenses for the nine months ended September 30, 2004 is $0.3 million related to the employee severance expense and our former CEO's executive employment agreement and $0.2 million in lease termination fees.

Operating expenses decreased $0.3 million, or 60%, to $0.2 million for the three months ended September 30, 2004, as compared to $0.5 for the same period in 2003. Included in operating expenses for the three-months ended September 30, 2004 is $50,000 of employee severance expense related to our former CEO's executive employment agreement. Other income is primarily interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $3.1 million.

The sale of our intellectual property to Applied Biosystems resulted in the receipt of net proceeds of approximately $3.357 million, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement to provide consulting services, we terminated all of our remaining employees. As of May 3, 2004 we terminated the lease for our former executive offices in Broomfield, Colorado at a cost of $0.2 million pursuant to an early termination agreement. Consequently, following the completion of the transaction, and after payment of employee severance and lease terminations costs, we will have limited overhead costs of operation.

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

Alternatively, the Board of Directors believes that we can attract interest from other businesses that might benefit from access to those funds, as well as our status as a public company with a clean reporting history. It is the intention of the Board of Directors to spend a reasonable period of time exploring potential merger candidates and, if it is unable to conclude a transaction that it believes would provide long-term stockholder value, to propose that the stockholders approve liquidation.

In August 2001, we entered into an executive  employment  agreement with Timothy
J. Dahltorp. Pursuant to this agreement, Mr. Dahltorp agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provided for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provided for severance of up to one year's base salary if the agreement is terminated by us without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, our entering into the Assignment Agreement with Applied Biosystems constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp notified us that he was terminating the employment agreement effective as of March 19, 2004. As a result, we are obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination, which has been accrued and expensed as severance as of September 30, 2004.

On November 11, 2003, we entered into an early termination option agreement with the landlord from which we leased our executive offices in Broomfield, Colorado. This agreement provided for rent abatement and grants us an early termination option. The gross rent was reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carries an accrued interest charge at 6% per annum. Upon our exercise of the early termination agreement, this agreement provided that we would pay 50% of the remaining base rent plus the abated gross rent plus any unpaid interest. We exercised the early termination of this lease as of May 3, 2004 and as such, we were obligated to pay the landlord $0.2 million as an early termination fee, which was expensed in the quarter ended June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         WE ARE NO LONGER GENERATING ANY REVENUE. We had nominal revenue for the nine months ended September 30, 2004 as the result of the decision to sell our intellectual property and the closing of our operations. Because of our limited revenues, we are dependent upon our current capital resources to fund our overhead and remaining operations.

         WE MAY NOT BE ABLE TO IDENTIFY AND EVALUATE A POTENTIAL MERGER OR REORGANIZATION PARTNER IN A TIMELY MANNER, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. While we have not entered into any binding arrangements, we have identified and are in discussions with one or more potential opportunities for a business combination. Management will seek to determine whether any potential acquisition or merger transactions are warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience or, with the assistance of outside advisors and consultants, evaluating the preliminary information made available to them. Management may elect to engage outside independent consultants to perform analyses of potential business opportunities.

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

         OUR STOCKHOLDER MAY EXPERIENCE SUBSTANTIAL DILUTION IN A POTENTIAL ACQUISITION, MERGER OR REORGANIZATION. Presently, we cannot predict the precise manner in which we might participate in a prospective new business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our Company and management of the opportunity, and the relative negotiating strength of the parties involved. In the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience substantial dilution; and, in such event, there will be a probable change in control of our company. The owners of the business opportunity will likely acquire control of our company following such transaction.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

         OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders will continue to beneficially own approximately 34% of our outstanding common stock, based upon the beneficial ownership of our common stock as of October 31, 2004. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

As of September 30, 2004, members of our management, including James Chamberlain, our acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Chamberlain concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

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





Date:  November 12, 2004                     XTRANA, INC.

                                             /S/ JAMES CHAMBERLAIN
                                             ----------------------------------
                                             James Chamberlain
                                             Acting Chief Executive Officer and
                                             Chief Financial Officer