Form 10KSB
period 2004-12-31
XTRANA INC
filed 2005-03-31
CIK 830736

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

                   For the fiscal year ended December 31, 2004


                        COMMISSION FILE NUMBER 001-14257


                                  XTRANA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     58-1729436
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    P.O. BOX 668 SEDALIA, COLORADO                        80135
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $102,000.

The aggregate market value of Xtrana, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 1, 2004, was $2,111,438.

Number of shares of Common Stock of Xtrana, Inc., $.01 par value, issued and outstanding as of March 31, 2005: 16,533,269.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

================================================================================

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB


PART I                                                                      PAGE
                                                                            ----
         Item 1.  Business.............................................       3
         Item 2.  Properties...........................................       6
         Item 3.  Legal Proceedings....................................       6
         Item 4.  Submission of Matters to a Vote of
                     Security-Holders..................................       6

PART II

         Item 5.  Market for the Registrant's Common
                     Equity and Related Stockholder Matters............       7
         Item 6.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.....................................       8
         Item 7.  Financial Statements and Supplementary Data..........      15
         Item 8.  Changes In and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure..............................      15
         Item 8A. Controls and Procedures..............................      15

PART III

         Item 9.  Directors and Executive Officers.....................      16
         Item 10. Executive Compensation...............................      16
         Item 11. Security Ownership of Certain Beneficial
                     Owners and Management.............................      16
         Item 12. Certain Relationships and Related Transactions.......      16
         Item 13. Exhibits, Financial Statement Schedules..............      16
         Item 14. Principal Accountant Fees & Services.................      17

         SIGNATURES....................................................      18

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

           This 2004 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, whether the closing of the proposed merger transaction with Alpha Innotech will occur in a timely manner, if at all; our ability to continue as a going concern; and other risks and uncertainties that may be detailed herein. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Until recently, Xtrana, Inc. ("we," "us," "Xtrana" or the "Company") developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

         We were initially incorporated in Delaware in 1987. The name of the Company was changed from Biopool International, Inc., to Xtrana, Inc., in June of 2001. Our corporate office is located in Castle Rock Colorado, where we maintain the financial records.

RECENT DEVELOPMENTS

         SALE OF INTELLECTUAL PROPERTY

         On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of our intellectual property, other than trademarks and trade names. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The total consideration of $4,000,000 consisted of: (a) a $100,000 cash deposit, which was paid to us prior to closing, (b) $3,500,000 in cash paid to us at closing; and (c) $400,000 in cash to be paid 90 days after closing, subject to our providing certain consulting services as required by the Assignment Agreement. On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and we delivered our intellectual property rights, into an escrow account pending the final closing of the transaction. Such final closing took place on May 14, 2004, after Applied Biosystems' receipt of certain certifications from us required as part of the due diligence efforts under the Assignment Agreement. On August 15, 2004, Applied Biosystems delivered the final $400,000 in cash due to the completion of our consulting services as required by the Assignment Agreement.

         The sale of our intellectual property to Applied Biosystems resulted in our receipt of net proceeds of approximately $3,357,000, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applera to provide consulting services, we terminated all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement. As a result, we no longer have any continuing operations or significant assets other than cash.

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

         PRIOR MERGER DISCUSSIONS

         Our Board of Directors believes that we can attract interest from other businesses that might benefit from access to our funds, as well as our status as a public company with a clean reporting history. Such interest could result in us merging or otherwise joining together with an existing business that could create much greater long-term stockholder value than simply liquidating the Company. Since completion of the sale of our intellectual property, after payment of employee severance and lease terminations costs, we have limited overhead costs of operation, but remain a reporting company under the rules and regulations of the Securities and Exchange Commission.

         In June 2004, the Company entered into a non-binding letter of intent with Aduromed Corporation, pursuant to which we would acquire Aduromed in a reverse merger transaction. The proposed acquisition was subject to certain conditions, including satisfactory completion of due diligence by both parties, execution of a definitive agreement, approval by our stockholders, and obtaining required third party approvals, among others. In September 2004, our Board of Directors determined to terminate its negotiations with Aduromed and the letter of intent based on the results of our due diligence investigation of Aduromed and its business. Following termination of discussions with Aduromed, we continued to explore merger candidates.

         MERGER AGREEMENT WITH ALPHA INNOTECH CORPORATION

         In December 2004, we entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation pursuant to which Alpha Innotech would merge with our wholly-owned subsidiary in a reverse merger transaction. Security holders of Alpha Innotech would receive shares of our common stock, and all outstanding Alpha Innotech stock options and warrants would be converted into options and warrants to purchase our common stock. Immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company. Pursuant to the definitive agreement, we also loaned Alpha Innotech Corporation $500,000. Upon completion of the transaction, we are expected to change our corporate name to Alpha Innotech Corp.

         Alpha Innotech Corporation, a privately held company founded in 1992, is a supplier of innovative solutions for life science and drug discovery with core expertise in quantitative imaging, informatics, and molecular biology. Alpha Innotech maintains its corporate offices in San Leandro, California and it has distributors located in over 35 countries around the world. Following the merger, the board of directors will be comprised of two of our current board members and four current Alpha Innotech board members.

          The Boards of Directors of both companies have unanimously approved the merger agreement and each is expected to submit it to their respective stockholders for approval. Completion of the transaction is subject to a number of conditions, including approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We expect to submit the merger for approval at a meeting of our stockholders during the first six months of 2005.

STRATEGY

         Since the acquisition of the nucleic acid technologies in August of 2000, we had worked to continue the development of these technologies with the ultimate goal of moving them into commercial products.

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

         Since completion of the sale of our intellectual property we have no continuing operations or significant assets. As a result, we have limited overhead costs of operation, but remain a reporting company under the rules and regulations of the Securities and Exchange Commission. The Board of Directors believes that a combination with an existing business, which would entail us merging or otherwise joining together with an existing business, that could create much greater long-term stockholder value than simply liquidating the Company. For these reasons, we have entered into the merger agreement with Alpha Innotech Corporation as described above.

RESEARCH AND DEVELOPMENT

         All of our research and development activities have been terminated we have abandoned any remaining grants due to the sale of our intellectual property to Applera Corporation in early 2004. In 2003, we spent $309,000 on research and development. In 2004, research and development expenses decreased to $99,000. Due to the sale of our intellectual property to Applera, all research and development spending has been eliminated.

MANUFACTURING AND QUALITY CONTROL

         We conducted no manufacturing during 2004.

SALES AND MARKETING

         As a result of the sale of our intellectual property to Applied Biosystems, we are no longer actively marketing any commercial products.

COMPETITION

         As a result of the sale of our intellectual property to Applied Biosystems, we are no longer actively engaged in producing or selling any products or services and therefore is not in competition with other businesses.

SUPPLIERS

         As a result of the sale of our intellectual property to Applied Biosystems, we are no longer purchasing materials for commercial products.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

         As described above, in early 2004 we sold substantially of our intellectual property rights, other than trademarks and trade names, to Applied Biosystems. We are no longer actively pursuing protection of our previous trademarks and trade names.

EMPLOYEES

         As of December 31, 2004, we had no employees.

ITEM 2.  PROPERTIES

         We previously leased a 14,671 square-foot corporate office, research and development, and manufacturing facility in Broomfield, Colorado. The lease commenced in April 2001 and has a term of five years. Base rent for this facility is $214,894 per year, increasing 3% per year. On November 11, 2003, we entered into an early termination agreement with the landlord of this property. The early termination agreement stipulated that we would pay 50% of the remaining base rent plus the abetted gross rent plus any unpaid interest. We terminated our lease on May 3, 2004 pursuant to this arrangement.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that would have a material adverse impact on our business, financial condition or results of operations.

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

                                          2004                      2003
                               -----------------------   -----------------------
                                   HIGH         LOW          HIGH         LOW
                               ----------   ----------   ----------   ----------
First quarter ..............   $    0.220   $    0.090   $    0.210   $    0.100

Second quarter .............        0.220        0.110        0.300        0.090

Third quarter ..............        0.220        0.160        0.220        0.100

Fourth quarter .............        0.230        0.150        0.180        0.090


(a) On March 16, 2005, the closing trade price of our common stock, as reported by the OTCBB, was $0.14.

(b) As of March 16, 2005, we had 223 holders of record of our common stock. A large number of shares are held in nominee name. Based upon information provided by our transfer agent, American Stock Transfer and Trust Company, we had approximately 2,492 beneficial stockholders on the same date.

         DIVIDENDS

         We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

ITEM 6.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements provided under Part II, Item 7, of this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially, as discussed more fully herein.

OVERVIEW

         We previously developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

         SALE OF INTELLECTUAL PROPERTY

         On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of our intellectual property, other than trademarks and trade names. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The total consideration of $4,000,000 consisted of: (a) a $100,000 cash deposit, which was paid to us prior to closing, (b) $3,500,000 in cash paid to us at closing; and (c) $400,000 in cash to be paid 90 days after closing, subject to our providing certain consulting services as required by the Assignment Agreement. On March 31, 2004, Applied Biosystems delivered the $3,500,000 closing cash payment, and we delivered our intellectual property rights, into an escrow account pending the final closing of the transaction. Such final closing took place on May 14, 2004, after Applied Biosystems' receipt of certain certifications from us required as part of the due diligence efforts under the Assignment Agreement. On August 15, 2004, Applied Biosystems delivered the final $400,000 in cash due to the completion of our consulting services as required by the Assignment Agreement.

         The sale of our intellectual property to Applied Biosystems resulted in our receipt of net proceeds of approximately $3,357,000, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applera to provide consulting services, we terminated all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement. As a result, we no longer have any continuing operations or significant assets other than cash.

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

         PRIOR MERGER DISCUSSIONS

         Our Board of Directors believes that we can attract interest from other businesses that might benefit from access to our funds, as well as our status as a public company with a clean reporting history. Such interest could result in us merging or otherwise joining together with an existing business that could create much greater long-term stockholder value than simply liquidating the Company. Since completion of the sale of our intellectual property, after payment of employee severance and lease terminations costs, we have limited overhead costs of operation, but remain a reporting company under the rules and regulations of the Securities and Exchange Commission.

         In June 2004, the Company entered into a non-binding letter of intent with Aduromed Corporation, pursuant to which we would acquire Aduromed in a reverse merger transaction. The proposed acquisition was subject to certain conditions, including satisfactory completion of due diligence by both parties, execution of a definitive agreement, approval by our stockholders, and obtaining required third party approvals, among others. In September 2004, our Board of Directors determined to terminate its negotiations with Aduromed and the letter of intent based on the results of our due diligence investigation of Aduromed and its business. Following termination of discussions with Aduromed, we continued to explore merger candidates.

         MERGER AGREEMENT WITH ALPHA INNOTECH CORPORATION

         In December 2004, we entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation pursuant to which Alpha Innotech would merge with our wholly-owned subsidiary in a reverse merger transaction. Security holders of Alpha Innotech would receive shares of our common stock, and all outstanding Alpha Innotech stock options and warrants would be converted into options and warrants to purchase our common stock. Immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company. Pursuant to the definitive agreement, we also loaned Alpha Innotech Corporation $500,000. Upon completion of the transaction, we are expected to change our corporate name to Alpha Innotech Corp.

         Alpha Innotech Corporation, a privately held company founded in 1992, is a supplier of innovative solutions for life science and drug discovery with core expertise in quantitative imaging, informatics, and molecular biology. Alpha Innotech maintains its corporate offices in San Leandro, California and it has distributors located in over 35 countries around the world. Following the merger, the board of directors will be comprised of two of our current board members and four current Alpha Innotech board members.

          The Boards of Directors of both companies have unanimously approved the merger agreement and each is expected to submit it to their respective stockholders for approval. Completion of the transaction is subject to a number of conditions, including approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We expect to submit the merger for approval at a meeting of our stockholders during the first six months of 2005.

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

         INVENTORY ADJUSTMENTS

         Due to the sale of our intellectual property to Applera whereby the inventory on hand at December 31, 2003, was deemed impaired and, therefore, devalued to $0.00.

         INCOME TAXES

         Deferred income taxes are recognized for the expected tax consequences in the future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carryforwards and foreign tax credits. We have had net income in fiscal 2004 and a net loss 2003 and received a going concern explanatory paragraph in the Independent Auditors Report of our financial statements for the year ended December 31, 2004. We have concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, we have provided a valuation allowance for the total of our net deferred tax asset at December 31, 2004. The estimates for deferred tax asset and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of the deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially form our estimates.

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

         LONG-LIVED ASSETS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and consistent with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. Long-lived assets consist primarily of leasehold improvements, computer equipment, office furniture, and equipment. As part of its review of its first quarter financial results and executing an agreement to sell all its intellectual property, the Company performed an impairment assessment of fixed assets. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company's stock price, the net book value of the assets, and the overall decline in forecasted growth rates which have negatively impacted the Company's revenues and forecasted revenue growth rates, and the impact of the sale of the intellectual property.

RESULTS OF OPERATIONS

         REVENUE

         Revenue from continuing operations was $0.1 million for the year ended December 31, 2004, compared with $1.2 million for the year ended 2003. This represents a decrease in revenue equal to $1.1 million, or 91%. The decrease was the result of the sale of the intellectual property to Applied Biosystems and discontinuing our operations.

         COSTS AND EXPENSES

         Cost of sales, from continuing operations, decreased to $0.1 million in 2004, as a result of the sale of the intellectual property to Applied Biosystems and discontinuing our operations.

         Selling, general and administrative expenses of continuing operations decreased by $.8 million, or 35%, to $1.5 million in 2004 as compared to the prior year. The decline of $.8 million was due to a reduction in expenses resulting from the termination of all employees and the termination and closing of our manufacturing facility in Broomfield, Colorado following the sale of substantially all our assets.

         Research and development expenses of continuing operations decreased to $0.01 million in fiscal 2004. This decrease was due to abandoning the grants and terminating the employees as a result of the sale of our intellectual property to Applied Biosystems.

         INCOME TAXES

         The difference between our effective tax rate for 2004 and the 34% federal statutory tax rate was primarily due to the effects of state income taxes, non-deductible goodwill amortization, and impairment, as well as the provision for a full valuation allowance on all net deferred tax assets available to us.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash and cash equivalents of $2.4 million. As of December 31, 2004, our working capital position was $2.3 million, with a current ratio of 21.0 to 1.0.

         We generated cash of $1.3 million from investing and operating activities in 2004 compared to $0.4 million generated in 2003. Net cash generated in operating activities is primarily the result of the sale of our intellectual property to Applied Biosystems.

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

         On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all our intellectual property other than our trademarks and trade names, for a total purchase price of $4 million. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The transaction was completed in May 2004. The sale of our intellectual property to Applied Biosystems resulted in our receipt of net proceeds of approximately $3,357,000, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applied Biosystems to provide consulting services, we terminated all of our remaining employees. As of May 3, 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement.

         In August 2001, we entered into an executive employment agreement with Timothy J. Dahltorp, pursuant to which Mr. Dahltorp agreed to serve as our Chief Executive Officer and Chief Financial Officer for a period of 3 years. The agreement provided for a base salary of $200,000 per year, plus annual incentive compensation as determined by the Compensation Committee of the Board of Directors. The agreement also provided for severance of up to one year's base salary if the agreement was terminated by us without cause or by Mr. Dahltorp upon a change in control. Pursuant to the employment agreement, our entering into the Assignment Agreement with Applied Biosystems constituted a "change of control" and, in accordance with the terms of the Agreement, Mr. Dahltorp terminated the employment agreement effective as of March 19, 2004. As a result, we were obligated to continue to pay Mr. Dahltorp his current base salary of $200,000 for a period of 12 months following such termination. As of December 31, 2004, all severance obligations to Mr. Dahltorp have been satisfied.

         On November 11, 2003, we entered into an early termination agreement with the landlord from which we lease or executive offices in Broomfield, Colorado. This agreement provided for rent abatement and granted us an early termination option. The gross rent was reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carried an accrued interest charge at 6% per annum. We exercised the early termination of the agreement on May 3, 2004, pursuant to which we paid 50% of the remaining base rent plus the abated gross rent plus any unpaid interest.

         The Company has never paid dividends on common stock and has no plans to do so in fiscal 2004. Our earnings if any will be retained for reinvestment in the business.

         Due to the sale of our intellectual property to Applied Biosystems, we no longer have any continuing operations and are no longer generating any revenues. We are currently consuming cash to fund our limited operations. However, since the completion of sale our intellectual property, we have terminated our remaining employees and liquidated substantially all of our assets. If the merger transaction with Alpha Innotech Corporation fails to close for any reason, we could continue to explore other potential business opportunities that would provide long-term value to stockholders or we could distribute our cash as a dividend to our stockholders as part of liquidation and after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against us for our breaches of those representations and warranties. There can be no guarantee that any of these activities will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


RELATED PARTY TRANSACTIONS

         We have a consulting agreement in place with Mr. James Chamberlain, a member of the Board of Directors, pursuant to which we have engaged Mr. Chamberlain as or Chief Executive Officer and Chief Financial Officer. The agreement stipulates payments of $5,000 per month until a merger transaction is complete.

RECENTLY ISSUED ACCOUNTING STANDARDS

FAS 123R DISCLOSURE

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

         SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning August 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

FAS 153 DISCLOSURE

         The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

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

RISKS RELATED TO OUR COMPANY

         WE ARE NO LONGER GENERATING REVENUES FROM OPERATIONS. Our revenues for the year ended December 31, 2004 resulted primarily from the sale of our intellectual property. Since the completion of that transaction, we have closed our operations and are no longer generating any revenues. We are dependent upon our cash reserves to fund our remaining overhead and administrative operations.

         WE MAY NOT BE ABLE TO IDENTIFY AND EVALUATE A POTENTIAL MERGER OR REORGANIZATION PARTNER IN A TIMELY MANNER, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. While we have entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation, the closing of the transaction is subject to a number of conditions to closing. These conditions include approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We expect to submit the merger for approval at a meeting of our stockholders during the first six months of 2005. However, there can be no assurance that the transaction will be completed in a timely manner, if at all. If the transaction is not completed, we could either pursue other potential business combinations or propose a liquidation of the Company. Because we are no longer generating revenues, delays in completion of any transaction will result in further depletion of our cash reserves.

         In addition, there can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available, including Alpha Innotech Corporation, for acquisition may involve new and untested products, processes or market strategies that may not ultimately prove successful.

         OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION IN A POTENTIAL ACQUISITION, MERGER OR REORGANIZATION. In the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience substantial dilution; and, in such event, there will be a probable change in control of our Company. Most likely, the owners of the business opportunity will acquire control of our Company following such transaction. Our merger agreement with Alpha Innotech Corporation provides that immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company. If we do not complete the Alpha Innotech transaction and pursue other opportunities, we cannot predict the manner in which we might participate in a prospective new business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, limited liability company or other form of organization.

RISKS ASSOCIATED WITH OUR COMMON STOCK

         OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS. Our executive officers, directors, and principal stockholders will continue to beneficially own over 30% of our outstanding common stock, based upon the beneficial ownership of our common stock as of December 31, 2004. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders: (1) will be able to significantly influence the composition of our board of directors; (2) will significantly influence all matters requiring stockholder approval, including change of control transactions; and (3) will continue to have significant influence over our affairs. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of Xtrana, Inc. are included in the report on the following pages:

                                                                        PAGE NO.
                                                                        --------
Report of independent registered public accounting firm................    20

Balance sheet as of December 31, 2004..................................    21

Statements of operations for the years ended
December 31, 2004 and 2003.............................................    23

Statements of stockholders' equity for the years
ended December 31, 2004 and 2003.......................................    24

Statements of cash flows for the years ended
December 31, 2004 and 2003.............................................    25

Notes to financial statements..........................................    26


ITEM 8.  CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
         FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of December 31, 2004, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective.

          There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting after the date of our most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

ITEM 13. EXHIBITS

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
2.1 Assignment Agreement dated January 24, 2004 between the Company and Applera Corporation, though its Applied Biosystems Group (7)

2.1.1 First Amendment to the Assignment Agreement dated March 31, 2004 between the Company and Applera Corporation, through its Applied Biosystems Group

2.2 Agreement and Plan of Merger dated as of December 14, 2004, by and among the Company, AIC Merger Corp. and Alpha Innotech Corporation (9)

3.1      Certificate of Incorporation (1)

3.2      By Laws (1)

4.1      Shareholder Rights Plan (3)

4.2 Second Rights Agreement Amendment between the Company and American Stock Transfer and Trust Company (10)

10.1     1993 Stock Incentive Plan (2) *

10.2     2000 Stock Incentive Plan (5) *

10.4     Lease Agreement - Broomfield, Colorado (6)

10.4.1 Lease Addendum Two for Modification of Rent and Early Termination of Lease dated November 11, 2003 between the Company and James M. Roswell d/b/a Burbank East Business Par.(7)

10.4.2 Lease Addendum Three for Modification of Rent and Early Termination of Lease dated February 12, 2004 between the Company and James M. Roswell d/b/a Burbank East Business Park (7)

10.5 Secured Promissory Note Dated December 16, 2004 made by Alpha Innotech Corporation in favor of the Company

10.6 Pledge and General Security Agreement dated December 16,2004 between Alpha Innotech Corporation and the Company

14.1     Code of Ethical Conduct (8)

23.1     Consent of Independent Auditors

24.1     Power of Attorney (included on signature page)

31.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b).

*        Indicates a management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

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

(5) Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.

(6)      Incorporated  by reference to  Registrant's  Form 8-K filed January 25,
         2001.

(7)      Incorporated  by reference to  Registrant's  Form 10-KSB filed on March
         19, 2004.

(8) Incorporated by reference to the Registrant's Form 10-KSB/A filed on April 28, 2004.

(9) Incorporated by reference to the Registrant's Form 8-K filed on December 17, 2004.

(10)     Incorporated by reference to the Registrant's Form 8-K filed January 5,
         2005.


ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

         Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Xtrana, Inc.

Date:  March 31, 2005          BY:  /S/ JAMES H. CHAMBERLAIN
                                    --------------------------------
                                    James H. Chamberlain
                                    Chief Executive Officer &
                                    Chief Financial Officer
                                    (Principal Executive, Financial
                                    and Accounting Officer)

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


/S/ MICHAEL D. BICK                Chairman of the Board          March 31, 2005
---------------------------
Michael D. Bick, Ph.D.


/S/ JAMES H. CHAMBERLAIN           Chief Executive Officer,       March 31, 2005
---------------------------        Chief Financial
James H. Chamberlain               Officer and Director


/S/ DOUGLAS L. AYER                Director                       March 31, 2005
---------------------------
Douglas L. Ayer


/S/ N. PRICE PASCHALL              Director                       March 31, 2005
---------------------------
Price Paschall


/S/ JOHN C. GERDES, PH.D.          Director                       March 31, 2005
---------------------------
John C. Gerdes, Ph.D.


/S/ JAMES MAHONY, PH.D.            Director                       March 31, 2005
---------------------------
James Mahony, Ph.D.

                         ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(A)(1) AND (2)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2004

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                SEDALIA, COLORADO

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Xtrana, Inc.
Sedalia, CO


We have audited the accompanying balance sheet of Xtrana, Inc. (the Company), a development stage enterprise, as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xtrana, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations for the years ended December 31, 2004 and 2003. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HEIN & ASSOCIATES LLP

Denver, Colorado
March 2, 2005

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                DECEMBER 31, 2004
                                 (in thousands)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................................        $2,397
     Notes Receivable $500 (net of reserve of $500) ..............          --
     Prepaid expenses and other current assets ...................            13
                                                                          ------

TOTAL CURRENT ASSETS .............................................         2,410



TOTAL ASSETS .....................................................        $2,410
                                                                          ======


See accompanying notes to financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                DECEMBER 31, 2004
                        (in thousands except share data)
                                   (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable .............................................    $     59
     Accrued liabilities ..........................................          56
                                                                       --------

TOTAL CURRENT LIABILITIES .........................................         115

COMMITMENTS AND CONTINGENCIES (see notes 2 and 3)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares authorized;
        16,533,269 shares issued and outstanding ..................         165
     Additional paid-in capital ...................................      19,446
     Accumulated deficit ..........................................     (18,574)
     Retained earnings during development stage ...................       1,258
                                                                       --------

TOTAL STOCKHOLDERS' EQUITY ........................................       2,295
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................    $  2,410
                                                                       ========


See accompanying notes to financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             2004       2003
                                                           --------    --------
                                                           (in thousands except
                                                              per share data)
REVENUE:
Grant revenue ..........................................   $    102    $  1,159
Nucleic acid (DNA/RNA) testing kits ....................       --            32
                                                           --------    --------
Total revenue ..........................................        102       1,191

COST OF SALES:
Grant Cost of Sales ....................................         79         949
Nucleic acid (DNA/RNA) testing kits ....................       --             4
                                                           --------    --------
Total cost of sales ....................................         79         953
                                                           --------    --------

GROSS PROFIT ...........................................         23         238
Operating expenses:
     Selling, general and administrative ...............      1,492       2,300
     Research and development ..........................         99         308
     Fixed asset impairment charges ....................       --           493
                                                           --------    --------

TOTAL OPERATING EXPENSES ...............................      1,591       3,101
                                                           --------    --------

Reserve for loss on note receivable ....................       (500)       --
Gain (loss) on sale of intellectual property ...........      3,310        --
Other income, net ......................................         16          51
                                                           --------    --------

NET INCOME (LOSS) ......................................   $  1,258    $ (2,812)
                                                           ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING

     Basic and Diluted .................................     16,533      16,533
                                                           ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ............   $   0.08    $  (0.17)
                                                           ========    ========

See accompanying notes to financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                                                                           RETAINED
                                                                                           EARNINGS
                                                                ADDITIONAL                  DURING
                                            COMMON STOCK         PAID-IN     ACCUMULATED  DEVELOPMENT
                                        SHARES       AMOUNT      CAPITAL       DEFICIT       STAGE        TOTAL
                                      ----------   ----------   ----------   ----------    ----------   ----------
BALANCE AT JANUARY 1, 2003 ........   16,533,269   $      165   $   19,438   $  (15,762)   $     --     $    3,841

    Net loss ......................         --           --           --         (2,812)         --         (2,812)

    Options issued to non-employees         --           --              8         --            --              8
                                      ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AT DECEMBER 31, 2003 ......   16,533,269          165       19,446      (18,574)         --          1,037

    Net Income ....................         --           --           --           --           1,258        1,258
                                      ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AT DECEMBER 31, 2004 ......   16,533,269   $      165   $   19,446   $  (18,574)   $    1,258   $    2,295
                                      ==========   ==========   ==========   ==========    ==========   ==========


See accompanying notes to financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                               2004       2003
                                                             -------    -------
                                                               (in thousands)
OPERATING ACTIVITIES
     Net Income (loss) from operations ...................   $ 1,258    $(2,812)
     Adjustments to reconcile income (loss) from
     operations to net cash used in by continuing
     operating activities:
        Options issued to non-employees ..................      --            8
        Depreciation and Amortization ....................        17        245
        Reserve for loss on note receivable ..............       500       --
        Loss on Fixed Asset Disposal .....................         5       --
        Gain on Patent Disposal ..........................    (3,357)      --
        Fixed Asset impairment charge ....................      --          493
        Inventory valuation allowance ....................      --           35
     Changes in operating assets and liabilities:
        Notes receivable - discount ......................      --         (225)
        Accounts and grants receivable ...................         7         65
        Prepaid expenses and other current assets ........        42         46
        Accounts payable and accrued expenses ............      (339)      (217)
                                                             -------    -------

     Net cash used in continuing operating activities ....    (1,867)    (2,362)

NET CASH USED IN OPERATING ACTIVITIES ....................    (1,867)    (2,362)

INVESTING ACTIVITIES
     Sale of Intellectual Property .......................     3,658       --
     Note Receivable .....................................      (500)      --
     Sale of Fixed Assets ................................        41       --
     Receipts on note receivable .........................      --        2,848
     Other ...............................................       (21)      --
     Additions to deferred patent cost ...................      --          (78)
                                                             -------    -------

NET CASH PROVIDED IN INVESTING ACTIVITIES ................     3,178      2,770


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....     1,311        408

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............     1,086        678
                                                             -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR ...................   $ 2,397    $ 1,086
                                                             =======    =======


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Xtrana, Inc. ("Xtrana" or the "Company"), formerly known as Biopool International, Inc., was incorporated in 1987 in the state of Delaware. The Company previously developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications. In January 2004 the Company sold its intellectual property and is currently seeking a merger candidate (see note 2).

BASIS OF PRESENTATION

         Our financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2004, we incurred positive cash flow of approximately $1.3 million. This is the result of the sale of our Intellectual property to Applera. As described more fully in Notes 2 and 3 to the financial statements, during the latter part of 2002 and in 2003, the Company transitioned its core line of business from Hemostasis to nucleic acid testing. In connection with this transition, revenues from continuing operations were substantially reduced. Effective January 1, 2004 the Company determined it went back into a development stage enterprise as a result of and agreement to sell its remaining revenue generating operations (see note 2). Activities during the development stage have included the sale of assets and search for a potential merger company.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents represent highly liquid investments, which mature daily.

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

         Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net income/loss and net income/loss per share would have been increased to the pro forma amounts indicated below:

                                                          2004          2003
                                                       ---------      ---------
Net income (loss) - as reported ..................     $   1,258      $  (2,812)
Effect of stock-based compensation
   included in reported net loss .................          --             --
Effect of stock-based compensation
   per SFAS 123 ..................................           (66)          (148)
                                                       ---------      ---------
Net income (loss) applicable to
   common stock - pro forma ......................     $   1,192      $  (2,960)
                                                       =========      =========

Basic and diluted:
   Net income (loss) per share - as reported .....     $    0.08      $   (0.17)
   Effect of stock-based compensation
      included in reported net loss ..............          --             --
   Effect of stock-based compensation
      per SFAS 123 ...............................         (0.01)         (0.01)
                                                       ---------      ---------
   Net loss applicable to common stock -
      pro forma ..................................     $    0.07      $   (0.18)
                                                       =========      =========

         The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   2004              2003
                                                 ---------         ---------
Risk-free interest .........................        4.0%              4.0%
Expected life ..............................     6.9 years         6.9 years
Expected volatility ........................       167.0%            167.0%
Expected dividend ..........................         --                --

         The expected life was determined based on the Plan's vesting period and exercise behavior of the employees.

NOTE RECEIVABLE

         Pursuant to the definitive merger agreement see (note 2), we loaned Alpha Innotech Corporation $500,000. The note matures and becomes due 6 months following the date of termination and automatically terminates as closing as defined in the merger agreement. The note carries interest at a rate of 8% annually payable at maturity. Concentration of credit risk with respect to the note receivable is collateralized by the assets of Alpha Innotech Corporation. The note receivable is subordinated to BFI Business Finance under a loan and security agreement dated March 9, 2004. The Company has reserved the entire amount of the note due to the questionable collectability of the note should the merger not be consummated.

PROPERTY AND EQUIPMENT

         Property and equipment was stated at cost. Depreciation was generally calculated on a straight-line basis over their estimated useful lives, which ranged from 3 to 10 years. Leasehold improvements were generally depreciated over their estimated useful lives or over the period of the lease, whichever was shorter. As part of its review of its 2004 first quarter financial results and entering into an agreement to sell all its intellectual property, the Company performed an impairment assessment of fixed assets. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in the Company's stock price, the net book value of the assets, and the overall decline in forecasted growth rates which have negatively impacted the Company's revenues and forecasted revenue growth rates, and the impact of the sale of the intellectual property. As a result the Company recorded a $33,000 impairment charge in 2004 to reduce fixed assets to reflect their current estimated fair value of $0.00.

DEFERRED PATENT COSTS

         Prior to the sale of its patents in January 2004 (see note 2) the Company capitalized legal costs directly incurred in pursuing patent applications as deferred patent costs. When such applications resulted in an issued patent, the related costs were amortized over the remaining legal life of the patents, generally 15 years, using the straight-line method.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed when incurred and include both internal research and development costs and payments to third parties. Research and development costs were $99,000 and $308,000 during the years ended December 31, 2004 and December 31, 2003 respectively.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and a note receivables to Alpha Innotech Corporation (see note 2). At December 31, 2004, substantially all cash and cash equivalents were on deposit with one financial institution. Concentration of credit risk with respect to the note receivable is secured by the assets of Alpha Innotech Corporation. The note receivable is subordinated to BFI Business Finance under a loan and security agreement dated March 9, 2004. The Company has reserved the entire amount of the note due to the questionable collectability of the note should the merger not be consummated.

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

         Options and warrants to purchase 1,746,389 and 2,373,802 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 2004 and 2003, respectively. These options and warrants were, therefore, excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash and cash equivalents, note receivable, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123R DISCLOSURE

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

         SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning August 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

FAS 153 DISCLOSURE

         The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements reflect net income of $1,258,000 and a loss of $2,812,000 for the years ended, December 31, 2004 and 2003, respectively. Working capital and stockholders' equity is $2,295,000 and $2,295,000, respectively, as of December 31, 2004.

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

         On August 15, 2004, Applied Biosystems delivered the $400,000 in cash due to the completion of the consulting services as required by the Assignment Agreement.

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

         The Company and Alpha Innotech Corporation announced in December 2004 that they entered into a merger agreement. Security holders of Alpha Innotech will receive shares of the Company's common stock, and all outstanding Alpha Innotech stock options and warrants will be converted into options and warrants to purchase shares of the Company's common stock. Immediately following the consummation of the transaction, the stockholders of the Company will own approximately 17%, and the stockholders of Alpha Innotech will own approximately 83%, of the outstanding shares of common stock of the combined company. Alpha Innotech Corporation, a privately held company founded in 1992, is a supplier of innovative solutions for life science and drug discovery with core expertise in quantitative imaging, informatics, and molecular biology. Pursuant to the definitive agreement, The Company also agreed to loan Alpha Innotech Corporation $500,000. The agreement requires Stockholder approval.

3.       COMMITMENTS AND CONTINGENCIES

LEASES

         On November 11, 2003, the Company entered into an early termination agreement with the landlord. The agreement provides for rent abatement and an early termination option. The gross rent was reduced by $5,000 per month for the period of December 2003 through May 2004. The abated gross rent carried an interest charge at 6% per annum. The lease was terminated May 3, 2004 under the agreement that stipulated the Company pay 50% of the remaining base rent plus the abetted gross rent plus any unpaid interest. The Company paid $201,159 for early termination.

4.       RELATED PARTY TRANSACTIONS

         The Company has an agreement in place with Mr. James Chamberlain a member of the Company's Board of Directors, pursuant to which the Company has engaged Mr. Chamberlain as the Company's Chief Executive Officer and Chief Financial Officer. The agreement stipulates payments of $5,000 per month until a merger transaction is complete.

5.       STOCK OPTION PLANS AND WARRANTS

         The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of December 31, 2004, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

         Stock option activity for 2004 and 2003 was as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                      SHARES                            EXERCISE
                                   OUTSTANDING       PRICE RANGE         PRICE
                                    ---------     -----------------    ---------
BALANCE AT JANUARY 1, 2003 .....    1,890,179     $0.2300 - $2.5000    $   0.83

Granted ........................         --                    --           --
Exercised ......................         --                    --           --
Cancelled ......................     (201,132)    $0.2900 - $1.3750    $   0.92
                                    ---------

BALANCE AT DECEMBER 31, 2003 ...    1,689,047     $0.2300 - $2.5000    $   0.82
Granted ........................         --                    --           --
Exercised ......................         --                    --           --
Cancelled ......................      617,413     $0.2600 - $1.5000    $   1.10
                                    ---------

BALANCE AT DECEMBER 31, 2004 ...    1,071,634     $0.2300 - $2.5000    $   0.67


         The following information summarizes stock options outstanding at December 31, 2004:

                             OUTSTANDING                       EXERCISABLE
                    --------------------------------   -------------------------
                                  Weighted Average
                                -------------------
                                 Remaining                             Weighted
                                Contractual                             Average
                      Number      Life in   Exercise      Number       Exercise
Exercise Price     Outstanding    Months     Price     Exercisable       Price
--------------------------------------------------------------------------------
$ 0.00 - $ 0.31        110,000      91      $ 0.230      110,000       $ 0.230
$ 0.31 - $ 0.63        495,000      88      $ 0.370      458,332       $ 0.370
$ 0.63 - $ 0.94        128,000      54      $ 0.765      123,999       $ 0.764
$ 0.94 - $ 1.25        276,634      55      $ 0.993      276,634       $ 0.993
$ 1.25 - $ 1.56          8,250      13      $ 1.438        8,250       $ 1.438
$ 1.56 - $ 1.88         12,500      31      $ 1.687       12,500       $ 1.687
$ 2.19 - $ 2.50         41,250      26      $ 2.396       41,250       $ 2.396
                     ---------      --      -------    ---------       -------
                     1,071,634      72      $ 0.665    1,030,965       $ 0.675

         At December 31, 2004, 3,460,630 shares were available for future grants under the Plans.

         The weighted average remaining contractual life of outstanding options at December 31, 2004, was 6.0 years. At December 31, 2004, there were 1,030,965 options exercisable with weighted average exercise prices of $0.68.

         As of December 31, 2004, the Company had 674,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9047 per share. The weighted average remaining contractual life of these warrants at December 31, 2004, was
2.9 years. These warrants have expiration dates ranging from 2005 to 2010.

6.       INCOME TAXES

         The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal Statutory rates to the income tax provision is as follows:
                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                               ---------------
                                                               2004       2003
                                                               ----       ----

Tax at U.S. statutory rate (34%) .........................      (34%)      (34%)
Permanent differences ....................................      --           1%
Effect of gain on sale ...................................      --         --
State income tax expense net of federal benefit ..........       (3%)        2%
Valuation allowance ......................................       37%        31%
                                                               ----       ----

     Net expense (benefit) ...............................     0.00%      0.00%
                                                               ====       ====

         The components of the Company's deferred tax assets and liabilities at December 31, 2004 are as follows:

                                                               (in thousands)
                                                            CURRENT    LONG TERM
                                                            -------     -------
         Deferred tax assets:
              Net operating loss carryforwards .........    $     0     $ 2,756
              Reserve for Note Receivable ..............        186           0
              Accumulated depreciation amortization ....          0           0
              R & D credit .............................          0          45
              Foreign tax credit .......................          0         564
              Valuation reserve ........................       (186)     (3,365)
                                                            -------     -------
           Subtotal ....................................       --          --

         Net deferred tax (liability) asset ............    $  --       $  --
                                                            =======     =======

         At December 31, 2004, the Company had available net operating loss carryforwards of approximately $7,427,000 in the United States. The United States carryforwards expire in varying amounts through 2023. Under section 382 of the Internal Revenue Code, the utilization of the federal net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

7.       RETIREMENT PLAN

         The Company had a defined contribution plan for its domestic operations under which employees who have satisfied minimum age and service requirements may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. As of December 31, 2004, the Company has terminated the 401K plan.