Form 10KSB/A
period 2004-12-31
XTRANA INC
filed 2005-05-02
CIK 830736

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

                               TITLE OF EACH CLASS

                     Common Stock, par value $.01 per share

================================================================================
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $102,000.

The aggregate market value of Xtrana, Inc. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 1, 2005, was $2,479,990.

Number of shares of Common Stock of Xtrana, Inc., $.01 par value, issued and outstanding as of March 31, 2005: 16,533,269.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                 AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
                         XTRANA, INC. ON MARCH 31, 2005

         The following Items amend the Annual Report on Form 10-KSB filed by Xtrana, Inc. (the "Company") on March 31, 2005 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION WITH RESPECT TO EACH DIRECTOR, NOMINEE AND CERTAIN OFFICERS.

         The following table sets forth certain information with respect to each director, nominee and executive officer of the Company as of April 29, 2005.

                                                                     DIRECTOR/
                                                                     OFFICER
        NAME              AGE                POSITION                 SINCE
----------------------    ---    --------------------------------    --------

Michael D. Bick, Ph.D.    60     Chairman of the Board, Director      1991
James H. Chamberlain      57     Chief Executive Officer, Chief
                                   Financial Officer and Director     1998

Douglas L. Ayer           67     Director                             1993
John C. Gerdes, Ph.D.     56     Director                             2004
James B. Mahony           55     Director                             2002
N. Price Paschall         56     Director                             1997


         All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any directors or officers of the Company.

         MICHAEL D. BICK, PH.D. was elected Chief Executive Officer in August 1991, Chairman of the Board in July 1993 and President in January 1996. Subsequent to the Company's merger with Xtrana, Inc. in August 2000, Dr. Bick retired as Chief Executive Officer and President. In 1988, Dr. Bick founded the Company's former subsidiary, MeDiTech, and was President and Chief Executive Officer thereof until it was acquired by Biopool in January 1992. Prior to that date, he was co-founder and president of a privately held medical device firm for ten years. Dr. Bick received a Ph.D. in molecular biology from the University of Southern California in 1971 and was affiliated with the Harvard Medical School and Children's Hospital Medical Center in Boston carrying out research in human genetics from 1971 to 1974. Dr. Bick was a staff member of the Roche Institute of Molecular Biology from 1974 to 1978. Dr. Bick currently serves on the Board of Counselors of the School of Pharmacy, University of Southern California. Dr. Bick is also on the Board of Directors of Biotech.com, a privately held company that supplies goods and services to the biotech/biopharma industry.

         JAMES H. CHAMBERLAIN was appointed interim Chief Executive Officer and Chief Financial Officer of the Company in March 2004. Mr. Chamberlain was the founder of BioSource International, Inc., a California-based, Nasdaq National Market System company dedicated to the research, development, manufacturing, and marketing of biomedical products to the diagnostic and research markets. Mr. Chamberlain founded BioSource in 1989, and retired as a director of BioSource and as its Chairman, President, and Chief Executive

Officer in 2000. Prior to BioSource, Mr. Chamberlain was the Manager of Business Development for Amgen, Inc. Mr. Chamberlain also serves on the Board of Directors of EcoSoil Systems, Inc., an agricultural biotechnology firm. Mr. Chamberlain received a B.S. degree in biology and chemistry from West Virginia University in 1969 and completed an MBA Executive Program at Pepperdine University in 1981.

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

         JOHN C. GERDES, PH.D. became a director and the Chief Scientific Officer concurrent with the Company's merger with Xtrana in 2000. Dr. Gerdes served as Chief Scientific Officer until August 2004. In 2003, Dr. Gerdes resigned as a director of the Company due, in part, to his desire to submit an offer for the purchase of the Company's intellectual property. Dr. Gerdes was reappointed to the Company's Board of Directors in March 2004. In 1996, he conceived of a unique point of care approach for DNA diagnostics, the development of which resulted in the formation of Xtrana. From 1988 to 1998, he was the Director of Paternity Analysis and Clinical Director at IAD where he supervised clinical testing and introduced PCR and other nucleic acid based clinical tests. He has twenty-one publications primarily focused on molecular methods of virus detection. Dr. Gerdes received a B.S. in Microbiology from the University of Wyoming in 1970, and a Ph.D. in Microbial Genetics from the University of California at Los Angeles (UCLA) in 1974. After completing a four-year post-doctoral fellowship in Virology, again at UCLA, he spent four years as an assistant professor at the University of Colorado Health Sciences Center in Denver before accepting a position at Immunological Associates of Denver (IAD), a specialty reference testing laboratory.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         The Audit Committee is responsible for the engagement of the independent registered public accounting firm, reviews the scope of the audit to be conducted by the independent registered public accounting firm, and periodically meets with the independent registered public accounting firm and the Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and reports its recommendations as to the approval of the financial statements to the Board of Directors. The Audit Committee currently consists of Messrs. Bick, Paschall and

Ayer. Because our common stock is quoted on the OTC Bulletin Board(R) (OTCBB), we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the membership of our Audit Committee. However, each member of the Audit Committee is independent as defined in Rule 4200(a)(15) for the listing standards of the Nasdaq Stock Market. The Audit Committee does not have a written charter.

         The Board of Directors has determined that Mr. Ayer is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B, and is independent within the meaning of Item 401(e)(1)(ii) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2004, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS DISCLOSURE

         The Company has adopted a Code of Ethical Conduct which is applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of the Code of Ethical Conduct is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following tables set forth certain information as to the Company's Chief Executive Officer and Chief Financial Officer and former Chief Scientific Officer (the "Named Executive Officers"). No other executive officer of the Company had compensation in excess of $100,000 during the period:

SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION           SECURITIES   OTHER
                                            ----------------------------------   UNDERLYING   COMPEN-
NAME AND PRINCIPAL POSITION       YEAR       SALARY       BONUS        OTHER(1)   OPTIONS     SATION
----------------------------      ----      --------    --------      --------    --------   --------
James H. Chamberlain (2) ...      2004      $ 45,000        --        $ 31,300       --          --
   Chief Executive Officer &
   Chief Financial Officer

Timothy J. Dahltorp (3) ....      2004      $ 80,343        --            --         --      $200,000
   Chief Executive Officer        2003      $200,000        --            --         --          --
                                  2002      $200,000      20,000          --         --          --

John C. Gerdes, Ph.D. (4) ..      2004      $106,400        --        $  9,495       --      $ 36,400
   Chief Scientific Officer       2003      $145,600        --            --         --          --
                                  2002      $145,600        --            --         --          --
----------

(1) Consists of director fees and reimbursement of expenses incurred as a director.

(2)      Mr.  Chamberlain  was  appointed  CEO and CFO effective as of March 19,
         2004.




(3) Mr. Dahltorp resigned from the Company, effective as of March 19, 2004. Other compensation in 2004 consists of severance payments.

(4) Dr. Gerdes employment with the Company terminated effective as of August 15, 2004. Other compensation in 2004 consists of severance payments.


OPTION GRANTS IN LAST FISCAL YEAR

         No stock options grants were made to the Named Executive Officers during the fiscal year ended December 31, 2004.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the underlying securities on the OTC Bulletin Board ($0.19 per share) on December 30, 2004, the last trading day during 2004, as reported by the OTC Bulletin Board. No options were exercised by the Named Executive Officers during fiscal 2004.

                                                                 VALUE OF UNEXERCISED
                              NUMBER OF UNEXERCISED OPTIONS          IN-THE-MONEY
                                      AT YEAR-END                OPTIONS AT YEAR-END(1)
                              -----------------------------   ---------------------------
NAME                           EXERCISABLE / UNEXERCISABLE    EXERCISABLE / UNEXERCISABLE
---------------------------   -----------------------------   ---------------------------
James H. Chamberlain.......            170,000 / 0                    $ 0 / 0
Timothy J. Dahltorp (2)....               0 / 0                         --/--
John C. Gerdes, Ph.D.......               0 / 0                         --/--
----------

(1) Determined as the difference between the closing trade price on December 30, 2004 ($0.19/share) and the aggregate price of the options covering such shares.
(2) Mr. Dahltorp resigned from the Company effective March 19, 2004. All options held by Mr. Dahltorp terminated 90 days following the date of his resignation.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         In March 2004, we entered into a consulting agreement with James H. Chamberlain, pursuant to which Mr. Chamberlain agreed to serve as our interim Chief Executive Officer and interim Chief Financial Officer. The agreement stipulates payments of $5,000 per month until a merger transaction is complete.

COMPENSATION OF DIRECTORS

         Non-employee directors receive $6,000 per calendar year, plus $1,000 for each in person Board of Directors meeting attended and $250 for each telephonic Board of Directors meeting attended. The Company pays all out-of-pocket fees of attendance.

EMPLOYEE BENEFIT PLANS

         The  Company  has  adopted  its 2000  Stock  Incentive  Plan (the "2000
Plan"). The purpose of the 2000 Plan is to provide incentives and rewards to selected eligible directors, officers, employees and consultants of the Company or its subsidiaries in order to assist the Company and its subsidiaries in attracting, retaining and motivating those persons by providing for or increasing the proprietary interests of those persons in the Company, and by associating their interests in the Company with those of the Company's stockholders.

Currently, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2000 Plan is 3,000,000, subject to certain adjustments to prevent dilution. The 2000 Plan authorizes its administrator to enter into any type of arrangement with an eligible participant that, by its terms, involves or might involve the issuance of options to purchase common stock, common stock purchase rights or any combination of the foregoing. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option. The 2000 Plan currently is administered by the Compensation Committee of our Board of Directors. As of December 31, 2004, 2,985,000 shares of common stock remained available for grant of awards to eligible participants under the 2000 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table sets forth as of April 29, 2005, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Xtrana, P.O. Box 668, Sedalia, Colorado 80135.

                                      NUMBER OF SHARES        PERCENT OF CLASS
                                     BENEFICIALLY OWNED      BENEFICIALLY OWNED
                                            (1)                     (2)
                                     ------------------      ------------------

DIRECTORS:
John C. Gerdes, Ph.D.............        1,430,068                 8.6%
Michael D. Bick, Ph.D............        1,092,950 (3)             6.7%
N. Price Paschall................          460,000 (4)             2.7%
Douglas Ayer.....................          332,884 (5)             2.0%
James H. Chamberlain.............          174,000 (6)             1.0%
James Mahony, Ph.D...............          110,000 (5)               *

5% HOLDERS:
Jack Wheeler.....................        1,143,544                 6.9%
Diane Kozwich....................        1,135,002                 6.9%

All directors and executive
   officers as a group
   (six persons).................        3,599,902 (7)            20.4%
----------
     *    Less than 1%.

     (1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 29, 2005.

     (2) Percentage ownership is based on 16,533,269 shares of common stock outstanding as of April 29, 2005.

     (3) Consists of 70,000 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 29, 2005, and 1,022,950 shares held in the Bick Family Trust.

     (4) Consists of 275,000 shares of common stock subject to currently exercisable warrants and 185,000 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 29, 2005.

     (5) Consists of shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 29, 2005.

     (6) Includes 170,000 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 29, 2005.

     (7) Includes 867,884 shares of common stock subject to options that are currently exercisable or that will become exercisable within 60 days of April 29, 2005, and 275,000 shares of common stock subject to currently exercisable warrants.

         The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other stockholders of the company, or taken from documents filed with the Securities and Exchange Commission.

CHANGES OF CONTROL

         In December 2004, we entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation pursuant to which Alpha Innotech would merge with our wholly-owned subsidiary in a reverse merger transaction. Security holders of Alpha Innotech would receive shares of our common stock, and all outstanding Alpha Innotech stock options and warrants would be converted into options and warrants to purchase our common stock. The closing of the merger would result in a change of control in the Company. Immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company (excluding options and warrants). Pursuant to the definitive agreement, we also advanced Alpha Innotech Corporation $500,000 pursuant to a secured promissory note. Upon completion of the transaction, the Company is expected to change our corporate name to Alpha Innotech Corp. The closing of the merger transaction with Alpha Innotech Corporation is subject to approval of the stockholder of both the Company and Alpha Innotech Corporation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

                           NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                           OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     FUTURE ISSUANCE UNDER EQUITY
                             WARRANTS AND RIGHTS               RIGHTS                 COMPENSATION PLANS
-----------------------    -----------------------   -------------------------   ----------------------------
Equity compensation
plans approved by
security holders.......           1,071,634                    $0.68                       2,985,000

Equity compensation
plans not approved by
security holders.......             674,755                    $0.90                          --
-----------------------    -----------------------   -------------------------   ----------------------------
Total..................           1,746,389                    $0.76                       2,985,000

MATERIAL FEATURES OF EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS:

         As of December 31, 2004, the Company had 674,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9047 per share. The weighted average remaining contractual life of these warrants at December 31, 2004, was
2.9 years. These warrants have expiration dates ranging from 2005 to 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than as described below, there are no proposed transactions or series of related transactions, nor were there any transactions or series of related transactions during fiscal 2003 and 2004, to which the Company was a party, in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

         In March 2004, we entered into a consulting agreement with Mr. James Chamberlain, a member of the Board of Directors, pursuant to which we have engaged Mr. Chamberlain as or interim Chief Executive Officer and interim Chief Financial Officer. The agreement stipulates payments of $5,000 per month until a merger transaction is complete.

ITEM 13. EXHIBITS

        EXHIBIT
          NO.                            DESCRIPTION
        ------    --------------------------------------------------------------
         2.1      Assignment  Agreement  dated  January  24,  2004  between  the
                  Company and Applera Corporation, though its Applied Biosystems
                  Group (7)

         2.1.1 First Amendment to the Assignment Agreement dated March 31, 2004 between the Company and Applera Corporation, through its Applied Biosystems Group (9)

         2.2 Agreement and Plan of Merger dated as of December 14, 2004, by and among the Company, AIC Merger Corp. and Alpha Innotech Corporation (10)

         3.1      Certificate of Incorporation (1)

         3.2      By Laws (1)

         4.1      Shareholder Rights Plan (3)

         4.2 Second Rights Agreement Amendment between the Company and American Stock Transfer and Trust Company (11)

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

         10.5 Secured Promissory Note Dated December 16, 2004 made by Alpha Innotech Corporation in favor of the Company (Previously filed on Form 10-KSB)

         10.6 Pledge and General Security Agreement dated December 16, 2004 between Alpha Innotech Corporation and the Company (Previously filed on Form 10-KSB)

         14.1     Code of Ethical Conduct (8)

         23.1     Consent  of  Independent  Auditors  (Previously  filed on Form
                  10-KSB)

         24.1     Power of Attorney (Previously filed on Form 10-KSB)

         31.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

         32.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b). (Previously filed on Form 10-KSB)
         ----------
         *        Indicates a management contract or compensatory plan.
         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
         (3) Incorporated by reference to Registrant's Form 8-A filed June 26, 1998.
         (4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         (5) Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
         (6) Incorporated by reference to Registrant's Form 8-K filed January 25, 2001.
         (7) Incorporated by reference to Registrant's Form 10-KSB filed on March 19, 2004.
         (8) Incorporated by reference to the Registrant's Form 10-KSB/A filed on April 28, 2004.
         (9) Incorporated by reference to the Registrant's Form 8-K filed on May 24, 2004.
         (10) Incorporated by reference to the Registrant's Form 8-K filed on December 17, 2004.
         (11) Incorporated by reference to the Registrant's Form 8-K filed January 5, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

         The audit committee of our Board of Directors is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. Accordingly, the audit committee has appointed Hein & Associates LLP to perform audit and other services for the Company and its subsidiaries.

         AUDIT FEES. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QBS's or services that are normally provided in connection with statutory and regulatory filings were $25,562 for fiscal year 2003 and $39,170 for fiscal year 2004.

         AUDIT-RELATED FEES. Hein & Associates LLP did not bill us for any for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) for fiscal years 2003 and 2004.

         TAX FEES. The aggregate fees billed by Hein & Associates LLP for professional services rendered for tax compliance, tax advice and tax planning were $5,150 for fiscal year 2003 and $8,140 for fiscal year 2004.

         ALL OTHER FEES. In fiscal years 2003 and 2004, Hein & Associates LLP did not bill us for any other services performed for us during the periods.

         The audit committee approved all of the foregoing services provided by BDO Seidman LLP.

POLICY REGARDING PRE-APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

         The audit committee has established a general, informal policy requiring it's pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the audit committee considers whether the provision of a non-audit service is consistent with the SEC's rules on auditor independence, including whether provision of the service
(i) would create a mutual or conflicting interest between the independent auditors and the Company, (ii) would place the independent auditors in the position of auditing its own work, (iii) would result in the independent auditors acting in the role of management or as an employee of the Company, or
(iv) would place the independent auditors in a position of acting as an advocate for the Company. Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors' familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Xtrana, Inc.


Date:    May 2, 2005               BY:  /S/ JAMES H. CHAMBERLAIN
                                        ---------------------------------------
                                   James H. Chamberlain
                                   Chief Executive Officer and Chief Financial
                                   Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MICHAEL D. BICK          Chairman of the Board of Directors      May 2, 2005
-------------------------
Michael D. Bick, Ph.D.


/S/ JAMES H. CHAMBERLAIN     Chief Executive Officer, Chief          May 2, 2005
-------------------------    Financial Officer and Director
James H. Chamberlain


         *                   Director                                May 2, 2005
-------------------------
Douglas L. Ayer


         *                   Director                                May 2, 2005
-------------------------
N. Price Paschall


         *                   Director                                May 2, 2005
-------------------------
John C. Gerdes, Ph.D.


         *                   Director                                May 2, 2005
-------------------------
James Mahony, Ph.D.


         * By:   /S/ JAMES H. CHAMBERLAIN
                 --------------------------
                  James H. Chamberlain
                  As Attorney-In-Fact