Form 10QSB
period 2005-03-31
XTRANA INC
filed 2005-05-16
CIK 830736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of May 13, 2005, there were 16,533,269 shares of the issuer's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                        (in thousands except share data)
                                   (continued)

                                                        MARCH 31,   DECEMBER 31,
                                                          2005          2004
                                                      (Unaudited)        ***
                                                        --------       --------
                                                          (in thousands except
                                                               share data)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ....................     $  2,270       $  2,397
     Notes Receivable $500 (net of reserve of $500)         --             --
     Prepaid expenses and other current assets ....           55             13
                                                        --------       --------
TOTAL CURRENT ASSETS ..............................        2,325          2,410

TOTAL ASSETS ......................................     $  2,325       $  2,410
                                                        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable ..........................     $     16       $     59
        Accrued liabilities .......................          100             56
                                                        --------       --------
TOTAL CURRENT LIABILITIES .........................          116            115

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2005 and 2004 ......          165            165
Other stockholders' equity ........................       19,446         19,446
Accumulated deficit ...............................      (18,574)       (18,574)
Retained earnings during development stage ........        1,172          1,258
                                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY ........................        2,209          2,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $  2,325       $  2,410
                                                        ========       ========


*** Amounts derived from the audited financial statements for the year ended December 31. 2004.

See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


THREE MONTHS ENDING MARCH 31,                           2005             2004
--------------------------------------------------------------------------------
                                                      (in thousands except per
                                                             share data)

SALES ........................................        $   --           $    102
COST OF SALES ................................            --                 79
                                                      --------         --------

GROSS PROFIT .................................            --                 23

Operating expenses:
     Selling, general and administrative .....              95              577
     Research and development ................            --                 98
                                                      --------         --------
Total operating expenses .....................              95              675

Other income, net ............................               9                1
                                                      --------         --------

NET LOSS .....................................        $    (86)        $   (651)
                                                      ========         ========



WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ...................................          16,533           16,533
     Effect of dilutive shares ...............            --               --
                                                      --------         --------

     Diluted .................................          16,533           16,533
                                                      ========         ========

BASIC AND DILUTED EARNINGS PER SHARE

     Net loss ................................        $  (0.01)        $  (0.04)


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



THREE MONTHS ENDING MARCH 31,                           2005              2004
--------------------------------------------------------------------------------
                                                            (in thousands)

OPERATING ACTIVITIES .......................          $  (127)          $  (450)

INVESTING ACTIVITIES .......................             --                 (21)

NET INCREASE (DECREASE) IN CASH ............             (127)             (471)

CASH, BEGINNING OF PERIOD ..................            2,397               948
                                                      -------           -------

CASH, END OF PERIOD ........................          $ 2,270           $   477
                                                      =======           =======


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                                 MARCH 31, 2004

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements of Xtrana, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         2005          2004
                                                       -------       -------

         Net loss - as reported .................      $   (86)      $  (651)
         Effect of stock-based compensation
            included in reported net loss .......         --            --
         Effect of stock-based compensation
            per SFAS 123 ........................         --             (18)
                                                       -------       -------
         Net loss applicable to common stock -
            pro forma ...........................      $   (86)      $  (669)
                                                       =======       =======

         Basic and diluted:
            Loss per share - as reported ........      $ (0.01)      $ (0.04)
            Effect of stock-based compensation
               included in reported net loss ....         --            --
            Effect of stock-based compensation
               per SFAS 123 .....................        (0.00)        (0.00)
                                                       -------       -------
            Net loss applicable to common stock -
               pro forma ........................      $ (0.01)      $ (0.04)
                                                       =======       =======

The fair value of each option  grant under the Plan is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                 Three Months Ended March 31,
                                                     2005             2004
                                                  ---------        ---------

Risk-free interest .........................        4.0%             4.0%
Expected life ..............................      6.9 years        6.9 years
Expected volatility ........................       167.0%           167.0%
Expected dividend ..........................          -                -


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

2.       STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of March 31, 2005, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for 2005 and 2004 was as follows:

                                    SHARES                                WEIGHTED AVERAGE
                                  OUTSTANDING           PRICE RANGE        EXERCISE PRICE
                                  -----------           -----------        --------------
BALANCE AT JANUARY 1, 2004         1,689,047         $0.2300 - $2.5000         $0.82
Granted                                   --                        --            --
Exercised                                 --                        --            --
Cancelled                           (163,622)        $0.2600 - $1.5000         $0.87
                                  ----------

BALANCE AT MARCH 31, 2004          1,525,425         $0.2300 - $2.5000         $0.82
Granted                                   --                        --            --
Exercised                                 --                        --            --
Cancelled                           (453,791)        $0.2600 - $1.5000         $1.18
                                  ----------

BALANCE AT DECEMBER 31, 2004       1,071,634         $0.2300 - $2.5000         $0.67
Granted                                   --                        --            --
Exercised                                 --                        --            --
Cancelled                                 --                        --            --
                                  -----------

BALANCE AT MARCH 31, 2005          1,071,634         $0.2300 - $2.5000         $0.67

The following information summarizes stock options outstanding at March 31, 2005:

                               OUTSTANDING                      EXERCISABLE
                   -----------------------------------    ----------------------
                                    WEIGHTED AVERAGE
                                 ---------------------
                                  REMAINING                             WEIGHTED
                                 CONTRACTUAL                             AVERAGE
                      NUMBER       LIFE IN    EXERCISE       NUMBER     EXERCISE
EXERCISE PRICE     OUTSTANDING      MONTHS     PRICE      EXERCISABLE     PRICE
--------------------------------------------------------------------------------
$ 0.00 - $ 0.31        110,000        89      $ 0.230         110,000    $ 0.230
$ 0.31 - $ 0.63        495,000        85      $ 0.370         465,207    $ 0.370
$ 0.63 - $ 0.94        128,000        52      $ 0.765         124,749    $ 0.764
$ 0.94 - $ 1.25        276,634        52      $ 0.993         276,634    $ 0.993
$ 1.25 - $ 1.56          8,250        11      $ 1.438           8,250    $ 1.438
$ 1.56 - $ 1.88         12,500        29      $ 1.687          12,500    $ 1.687
$ 2.19 - $ 2.50         41,250        24      $ 2.396          41,250    $ 2.396
                   -------------------------------------------------------------
                     1,071,634        67      $ 0.665       1,038,590    $ 0.673

At March 31, 2005, 2,985,000 shares were available for future grants under the 2000 Stock Incentive Plan. No further grants may be made under the 1993 Stock Incentive Plan.

The weighted average remaining contractual life of outstanding options at March 31, 2005, was 5.8 years. At March 31, 2005 and 2004, respectively, there were 1,038,590 and 1,430,665 options exercisable with weighted average exercise prices of $0.67 and $0.84.

As of March 31, 2005, the Company had 674,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9047 per share. The weighted average remaining contractual life of these warrants at March 31, 2005, was 2.7 years. These warrants have expiration dates ranging from 2005 to 2010.

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

4.       SALE OF INTELLECTUAL PROPERTY

On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of our intellectual property, other than trademarks and trade names. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The total consideration of $4,000,000 consisted of: (a) a $100,000 cash deposit, which was paid to us prior to closing, (b) $3,500,000 in cash paid to us at closing; and
(c) $400,000 in cash to be paid 90 days after closing, subject to our providing certain consulting services as required by the Assignment Agreement. The transaction was completed on May 14, 2004. On August 15, 2004, Applied Biosystems delivered the final $400,000 in cash due to the completion of our consulting services as required by the Assignment Agreement.

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

If we were to distribute the remaining cash proceeds as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation, and such distribution occurred before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against us for our breaches of those representations and warranties.

5.       MERGER AGREEMENT WITH ALPHA INNOTECH CORPORATION

In December 2004, we entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation pursuant to which Alpha Innotech would merge with our wholly-owned subsidiary in a reverse merger transaction. The parties entered into an amendment to the Agreement and Plan of Merger in April 2005. Security holders of Alpha Innotech would receive shares of our common stock, and all outstanding Alpha Innotech stock options and warrants would be converted into options and warrants to purchase our common stock. Immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company (excluding options and warrants). Pursuant to the definitive agreement, we also loaned Alpha Innotech Corporation $500,000 pursuant to a Secured Promissory Note. Upon completion of the transaction, we are expected to change our corporate name to Alpha Innotech Corp.

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

The Boards of Directors of both companies have unanimously approved the merger agreement and each is expected to submit it to their respective stockholders for approval. Completion of the transaction is subject to a number of conditions, including approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We expect to submit the merger for approval at a meeting of our stockholders within the next few months.

NOTE RECEIVABLE

Pursuant to the definitive merger agreement, we loaned Alpha Innotech Corporation $500,000. The note matures and becomes due 6 months following the date of termination and automatically terminates as closing as defined in the merger agreement. The note carries interest at a rate of 8% annually payable at maturity. Concentration of credit risk with respect to the note receivable is collateralized by the assets of Alpha Innotech Corporation. The note receivable is subordinated to BFI Business Finance under a loan and security agreement dated March 9, 2004. The Company has reserved the entire amount of the note due to the questionable collectability of the note should the merger not be consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED BY THE WORDS "ESTIMATE," "ANTICIPATE," "EXPECT," "BELIEVE," AND SIMILAR EXPRESSIONS), WHICH ARE BASED UPON MANAGEMENT'S CURRENT EXPECTATIONS AND SPEAK ONLY AS OF THE DATE MADE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AND INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO CLOSE THE MERGER TRANSACTION WITH ALPHA INNOTECH CORPORATION IN A TIMELY MANNER, AS WELL AS OTHER FACTORS DISCUSSED IN THE COMPANY'S LAST REPORT ON FORM 10-KSB.

OVERVIEW

         We previously developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications. In May 2004, we completed the sale of substantially all our assets to the Applied Biosystems Group of Applera Corporation. The sale of assets to Applied BIosystems resulted in net proceeds to us of approximately $3.4 million after payment of all expenses associated with the transaction. After complying with the requirements of our agreement with Applied Biosystems to provide consulting services, we terminated all of our remaining employees. In May 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement. As a result, we no longer have any continuing operations or significant assets other than cash.

         Our Board of Directors believed that we could attract interest from other businesses that might benefit from access to our funds, as well as our status as a public company with a clean reporting history. As a result of the Board's review of potential enterprises for a business combination, we entered into a definitive agreement to merge with Alpha Innotech Corporation.

         MERGER AGREEMENT WITH ALPHA INNOTECH CORPORATION

         In December 2004, we entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation pursuant to which Alpha Innotech would merge with our wholly-owned subsidiary in a reverse merger transaction. In April 2005, the parties entered into an amendment to the Agreement and Plan of Merger. Pursuant to the Agreement and Plan of Merger, as amended, security holders of Alpha Innotech would receive shares of our common stock, and all outstanding Alpha Innotech stock options and warrants would be converted into options and warrants to purchase our common stock. Immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company (excluding options and warrants). Pursuant to the definitive agreement, we also loaned Alpha Innotech Corporation $500,000. Upon completion of the transaction, we are expected to change our corporate name to Alpha Innotech Corp.

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

         The Boards of Directors of both companies have unanimously approved the merger agreement and each is expected to submit it to their respective stockholders for approval. Completion of the transaction is subject to a number of conditions, including approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We expect to submit the merger for approval at a meeting of our stockholders within the next few months.

         If the merger transaction with Alpha Innotech is not approved by our stockholders, or not completed for any other reason, we could distribute the remaining cash proceeds as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against us for our breaches of those representations and warranties.

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

RESULTS OF OPERATIONS

         REVENUE

         Revenue from continuing operations was $0.0 million for the three months ended March 31, 2005, compared with $0.1 million for the same period of 2004. This represents a decrease in revenue equal to $0.1 million, or 100%. The decrease was the result of the sale of our intellectual property to Applied Biosystems and discontinuance of our operations.

         COSTS AND EXPENSES

         Cost of sales, from continuing operations, decreased to $0.0 million for the three months ended March 31, 2005, as a result of the sale of the intellectual property to Applied Biosystems and discontinuance our operations.

         Selling, general and administrative expenses of operations decreased by $0.6 million, or 90%, to $0.1 million for the three months ended March 31, 2005 as compared to the same period of the prior year. The decline of $0.6 million was due to a reduction in expenses resulting from the termination of all employees and the termination and closing of our manufacturing facility in Broomfield, Colorado following the sale of substantially all our assets to Applied Biosystems in 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had cash and cash equivalents of $2.2 million. As of March 31, 2005, our working capital position was $2.2 million, with a current ratio of 20.0 to 1.0.

         We used cash of $0.1 million in operating activities during the three months ended March 31, 2005 compared to $0.4 million used in same period of 2004.

         On January 26, 2004, we entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all our intellectual property other than our trademarks and trade names, for a total purchase price of $4 million. The assets purchased by Applied Biosystems included all our U.S. and foreign patents, inventions, trade secrets and know-how, and constituted substantially all of our assets. The transaction was completed in May 2004. The sale of our intellectual property to Applied Biosystems resulted in our receipt of net proceeds of approximately $3.4 million, after payment of all expenses associated with the transaction. After complying with the requirements of the Assignment Agreement with Applied Biosystems to provide consulting services, we terminated all of our remaining employees. In May 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement.

         Pursuant to the Agreement and Plan of Merger with Alpha Innotech Corporation, in December 2004 we advanced Alpha Innotech $500,000 pursuant to a secured promissory note. The obligations under the note are secured by the assets of Alpha Innotech Corporation. The note bears interest at the rate of 8% per annum, is subordinated to Alpha Innotech's senior lender and will become due and payable if the Agreement and Plan of Merger is terminated for any reason six months following the termination date.

         The Company has never paid dividends on common stock and has no plans to do so in fiscal 2005. Our earnings if any will be retained for reinvestment in the business.

         Due to the sale of our intellectual property to Applied Biosystems, we no longer have any continuing operations and are no longer generating any revenues. We are currently consuming cash to fund our limited operations. However, since the completion of sale our intellectual property, we have terminated our remaining employees and liquidated substantially all of our assets. Our remaining expenses consist primarily of legal and accounting expenses, compensation for our management team and director fees.

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

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         We have a consulting agreement in place with Mr. James Chamberlain, a member of the Board of Directors, pursuant to which we have engaged Mr. Chamberlain as our Chief Executive Officer and Chief Financial Officer. The agreement stipulates payments of $5,000 per month until a merger transaction is complete.

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

         WE MAY NOT BE ABLE TO COMPLETE THE MERGER TRANSACTION WITH ALPHA INNOTECH IN A TIMELY MANNER, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. While we have entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation, the closing of the transaction is subject to a number of conditions to closing. These conditions include approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We expect to submit the merger for approval at a meeting of our stockholders within the next few months. However, there can be no assurance that the transaction will be completed in a timely manner, if at all. If the transaction is not completed, we could either pursue other potential business combinations or propose a liquidation of the Company. Because we are no longer generating revenues, delays in completion of any transaction will result in further depletion of our cash reserves.

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

         OUR STOCKHOLDERS WILL LIKELY EXPERIENCE SUBSTANTIAL DILUTION IN A POTENTIAL ACQUISITION, MERGER OR REORGANIZATION. In the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present stockholders will experience substantial dilution; and, in such event, there will be a probable change in control of our Company. Most likely, the owners of the business opportunity will acquire control of our Company following such transaction. Our merger agreement with Alpha Innotech Corporation provides that immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company (excluding options and warrants). If we do not complete the Alpha Innotech transaction and pursue other opportunities, we cannot predict the manner in which we might participate in a prospective new business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, limited liability company or other form of organization.

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

ITEM 3. CONTROLS AND PROCEDURES

         As of March 31, 2005, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective.

         There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting during the first quarter of 2005.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT
  NO.    DESCRIPTION
-------  -----------

2.2.1 Amendment No. 1 to Agreement and Plan of Merger by and among Xtrana, Inc., AIC Merger Corp. and Alpha Innotech Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on April 12, 2005).

31.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b).

         (b)      Reports on Form 8-K

                  1. Current Report on Form 8-K filed January 5, 2005, reporting Items 3.03 and 9.01.

                  2. Current Report on Form 8-K filed April 12, 2005, reporting Items 1.01 and 9.01.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  May 13, 2005                         XTRANA, INC.

                                             /S/ JAMES CHAMBERLAIN
                                            ------------------------------------
                                             James Chamberlain
                                             Chief Executive Officer and
                                             Chief Financial Officer