Form 10KSB/A
period 2004-12-31
XTRANA INC
filed 2005-07-08
CIK 830736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

================================================================================

                                 AMENDMENT NO. 2
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
                         XTRANA, INC. ON MARCH 31, 2005

         The following Item amends the Annual Report on Form 10-KSB filed by Xtrana, Inc. (the "Company") on March 31, 2005, and amended by the Form 10-KSB/A filed on May 2, 2005 (as amended, the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert the Item as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.


ITEM 13. EXHIBITS

                EXHIBIT NO.         DESCRIPTION
                -----------         -----------

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

                  10.6 Pledge and General Security Agreement dated December 16, 2004 between Alpha Innotech Corporation and the Company (Previously filed on Form 10-KSB)

                  10.7 Non-Exclusive Consulting Agreement effective as of March 20, 2004 between the Company and JHC Consulting Inc. *

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

                                         Xtrana, Inc.


Date:   July 7, 2005                     BY:  /S/ JAMES H. CHAMBERLAIN
                                         ---------------------------------------
                                         James H. Chamberlain
                                         Chief Executive Officer and Chief
                                         Financial Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MICHAEL D. BICK             Chairman of the Board               July 7, 2005
---------------------------     of Directors
Michael D. Bick, Ph.D.


/S/ JAMES H. CHAMBERLAIN        Chief Executive Officer, Chief      July 7, 2005
---------------------------     Financial Officer and Director
James H. Chamberlain


         *                      Director                            July 7, 2005
---------------------------
Douglas L. Ayer


         *                      Director                            July 7, 2005
---------------------------
N. Price Paschall


         *                      Director                            July 7, 2005
---------------------------
John C. Gerdes, Ph.D.


         *                      Director                            July 7, 2005
---------------------------
James Mahony, Ph.D.


         * By:   /S/ JAMES H. CHAMBERLAIN
                 ---------------------------
                     James H. Chamberlain
                     As Attorney-In-Fact