Form 10QSB
period 2005-06-30
XTRANA INC
filed 2005-08-15
CIK 830736

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of August 12, 2005, there were 16,533,269 shares of the issuer's Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format:  Yes [_]  No [X]


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                        (in thousands except share data)

                                                        JUNE 30,    DECEMBER 31,
                                                          2005           2004
                                                      (Unaudited)         ***
                                                        --------       --------
                                                             (in thousands
                                                           except share data)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents ....................     $  2,124       $  2,397
     Notes receivable $500 (net of reserve of $500)         --             --
     Prepaid expenses and other current assets ....           39             13
                                                        --------       --------
TOTAL CURRENT ASSETS ..............................        2,163          2,410

TOTAL ASSETS ......................................     $  2,163       $  2,410
                                                        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable ..........................     $     14       $     59
        Accrued liabilities .......................           98             56
                                                        --------       --------
TOTAL CURRENT LIABILITIES .........................          112            115

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
     authorized; 16,533,269 shares
     issued and outstanding in 2005 and 2004 ......          165            165
Other stockholders' equity ........................       19,446         19,446
Accumulated deficit ...............................      (18,574)       (18,574)
Retained earnings during development stage ........        1,014          1,258
                                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY ........................        2,051          2,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $  2,163       $  2,410
                                                        ========       ========


*** AMOUNTS DERIVED FROM THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004.

See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -----------------------      -----------------------
                                             2005           2004          2005            2004
                                           --------       --------      --------       ---------
                                                  (in thousands except per share data)
SALES ...............................      $   --         $   --        $   --         $    102
Cost of sales .......................          --             --            --               79
                                           --------       --------      --------       --------

GROSS PROFIT ........................          --             --            --               23

Operating expenses:
     Selling, general, administrative           168            511           264          1,092
     Research and development .......          --             --            --               98
                                           --------       --------      --------       --------

Total operating expense .............           168            511           264          1,190

Gain on sale of intellectual property          --            3,314          --            3,317
Other income, net ...................            13              2            22              3
                                           --------       --------      --------       --------

Income (loss) from continuing
     operations before taxes ........          (155)         2,805          (242)         2,153
                                           --------       --------      --------       --------

NET INCOME (LOSS) ...................      $   (155)      $  2,805      $   (242)      $  2,153
                                           ========       ========      ========       ========


WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ..........................        16,533         16,533        16,533         16,533
     Effect of dilutive shares ......          --             --            --             --
                                           --------       --------      --------       --------

     Diluted ........................        16,533         16,533        16,533         16,533
                                           ========       ========      ========       ========

BASIC AND DILUTED EARNINGS PER SHARE
     Net income (loss) - Continuing
            operations ..............      $  (0.01)      $   0.17      $  (0.01)      $   0.13
                                           ========       ========      ========       ========


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



SIX MONTHS ENDED JUNE 30,                               2005              2004
                                                      -------           -------
                                                            (in thousands)

OPERATING ACTIVITIES .......................          $  (273)          $(1,111)

INVESTING ACTIVITIES .......................             --               3,239

NET INCREASE (DECREASE) IN CASH ............             (273)            2,128

CASH, BEGINNING OF PERIOD ..................            2,397               948
                                                      -------           -------

CASH, END OF PERIOD ........................          $ 2,124           $ 3,076
                                                      =======           =======


See accompanying notes to condensed financial statements.

                                  XTRANA, INC.
                                  JUNE 30, 2005

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements of Xtrana, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Had compensation cost for the stock based compensation been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                           Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                          2005          2004
                                                       ---------     ---------

         Net income (loss) - as reported .......$           (242)    $   2,153
         Effect of stock-based compensation
            included in reported net loss .......           --            --
         Effect of stock-based compensation
            per SFAS 123 ........................           --             (33)
                                                       ---------     ---------
         Net loss applicable to common stock -
            pro forma ..........................$           (242)    $   2,120
                                                       =========     =========

         Basic and diluted:
            Loss per share - as reported ........      $   (0.01)    $    0.13
            Effect of stock-based compensation
               included in reported net loss ....           --            --
            Effect of stock-based compensation
               per SFAS 123 .....................          (0.00)        (0.00)
                                                       ---------     ---------
            Net loss applicable to common stock -
               pro forma ........................      $   (0.01)    $    0.13
                                                       =========     =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 Six Months Ended June 30,
                                                   2005             2004
                                                ---------        ---------
              Risk-free interest                  4.0%             4.0%
              Expected life                     6.9 years        6.9 years
              Expected volatility                167.0%           167.0%
              Expected dividend                     -                -

The expected life was determined based on the option's vesting period and exercise behavior of the employees.

NOTE RECEIVABLE

Pursuant to the definitive merger agreement we loaned Alpha Innotech Corporation $500,000. The note matures and becomes due 6 months following the date of termination and automatically terminates a closing as defined in the merger agreement. The note carries interest at a rate of 8% annually payable at maturity. Concentration of credit risk with respect to the note receivable is collateralized by the assets of Alpha Innotech Corporation. The note receivable is subordinated to BFI Business Finance under a loan and security agreement dated March 9, 2004. The Company has reserved the entire amount of the note due to the questionable collectability of the note should the merger not be consummated.

2.       STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of June 30, 2005, a total of 3,946,634 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for 2005 and 2004 was as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                   SHARES                           EXERCISE
                                OUTSTANDING       PRICE RANGE         PRICE
                                -----------    -----------------    --------

BALANCE AT JANUARY 1, 2004       1,689,047     $0.2300 - $2.5000      $0.82
Granted                                 --                    --         --
Exercised                               --                    --         --
Cancelled                         (571,081)    $0.2600 - $1.5000       1.12
                                ----------

BALANCE AT JUNE 30, 2004         1,117,966     $0.2300 - $2.5000       0.67
Granted                                 --                    --         --
Exercised                               --                    --         --
Cancelled                          (46,332)    $0.5400 - $1.0300      $0.83
                                ----------

BALANCE AT DECEMBER 31, 2004     1,071,634     $0.2300 - $2.5000      $0.67
Granted                                 --                    --         --
Exercised                               --                    --         --
Cancelled                          (31,000)    $0.9375 - $0.9375      $0.94
                                ----------

BALANCE AT JUNE 30, 2005         1,040,634     $0.2300 - $2.5000      $0.66

The following information summarizes stock options outstanding at June 30, 2005:

                                   OUTSTANDING                      EXERCISABLE
                     ------------------------------------     ----------------------
                                       WEIGHTED AVERAGE
                                   ----------------------
                                    REMAINING                               WEIGHTED
                                   CONTRACTUAL                               AVERAGE
                       NUMBER        LIFE IN     EXERCISE       NUMBER      EXERCISE
EXERCISE PRICE       OUTSTANDING     MONTHS       PRICE       EXERCISABLE     PRICE
------------------------------------------------------------------------------------
$ 0.00 - $ 0.31         110,000         85       $ 0.230         110,000     $ 0.230
$ 0.31 - $ 0.63         495,000         82       $ 0.370         472,082     $ 0.370
$ 0.63 - $ 0.94          97,000         65       $ 0.709          94,499     $ 0.707
$ 0.94 - $ 1.25         276,634         49       $ 0.993         276,634     $ 0.993
$ 1.25 - $ 1.56           8,250          7       $ 1.438           8,250     $ 1.438
$ 1.56 - $ 1.88          12,500         26       $ 1.687          12,500     $ 1.687
$ 2.19 - $ 2.50          41,250         20       $ 2.396          41,250     $ 2.396
                     ---------------------------------------------------------------
                      1,040,634         68       $ 0.657       1,015,215     $ 0.663


At June 30, 2005, 2,985,000 shares were available for future grants under the 2000 Stock Incentive Plan. No further grants may be made under the 1993 Stock Incentive Plan.

The weighted average remaining contractual life of outstanding options at June 30, 2005, was 5.7 years. At June 30, 2005 and 2004, respectively, there were 1,015,215 and 1,055,119 options exercisable with weighted average exercise prices of $0.66 and $0.68.

As of June 30, 2005, the Company had 674,755 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.01 to $1.875 with a weighted average exercise price of $0.9047 per share. The weighted average remaining contractual life of these warrants at March 31, 2005, was 2.4 years. These warrants have expiration dates ranging from 2005 to 2010.

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

The Boards of Directors of both companies have unanimously approved the merger agreement and each is expected to submit it to their respective stockholders for approval. Completion of the transaction is subject to a number of conditions, including approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We have filed a definitive proxy statement with the Securities and Exchange Commission regarding the proposed merger with Alpha Innotech and will submit the merger for approval at our annual stockholders meeting scheduled for October 3, 2005.

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

         MERGER AGREEMENT WITH ALPHA INNOTECH CORPORATION

         In December 2004, we entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation pursuant to which Alpha Innotech would merge with our wholly-owned subsidiary in a reverse merger transaction. The parties entered into an amendment to the Agreement and Plan of Merger in April 2005 and a second amendment to the Agreement and Plan of Merger in July 2005. Pursuant to the Agreement and Plan of Merger, as amended, security holders of Alpha Innotech would receive shares of our common stock, and all outstanding Alpha Innotech stock options and warrants would be converted into options and warrants to purchase our common stock. Immediately following the consummation of the transaction, our stockholders would own approximately 17%, and the shareholders of Alpha Innotech would own approximately 83%, of the outstanding shares of common stock of the combined company (excluding options and warrants). Pursuant to the definitive agreement, we also loaned Alpha Innotech Corporation $500,000. Upon completion of the transaction, we are expected to change our corporate name to Alpha Innotech Corp.

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

         The Boards of Directors of both companies have unanimously approved the merger agreement and each is expected to submit it to their respective stockholders for approval. Completion of the transaction is subject to a number of conditions, including approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We have filed a definitive proxy statement with the Securities and Exchange Commission and will submit the merger for approval at our annual stockholders meeting scheduled for October 3, 2005

         If the merger transaction with Alpha Innotech is not approved by our stockholder, or not completed for any other reason, we could distribute the remaining cash proceeds as a dividend to our stockholders as part of liquidation, after satisfaction of all of our liabilities and payment of all costs associated with the liquidation. If we were to make a distribution to stockholders before the expiration of certain representations and warranties we made under the Assignment Agreement (18 months from the date of closing), we would be required to reserve and hold back $1,000,000 for possible settlement of potential claims by Applied Biosystems against us for our breaches of those representations and warranties.

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

         INCOME TAXES

         Deferred income taxes are recognized for the expected tax consequences in the future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax asset is related primarily to our net operating loss carryforwards and foreign tax credits. We have had net income in fiscal 2004 and a net loss 2003 and received a going concern explanatory paragraph in the Independent Auditors Report of our financial statements for the year ended December 31, 2004. We have concluded that it is more likely than not that our deferred tax assets will not be realized. As a result, we have provided a valuation allowance for the total of our net deferred tax asset at December 31, 2004. The estimates for deferred tax asset and the corresponding valuation allowance require complex judgments. We periodically review those estimates for reasonableness. However, because the recoverability of the deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

         LONG-LIVED ASSETS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and consistent with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of our long-lived assets would be reduced to its estimated fair value based on discounted cash flows. Long-lived assets consist primarily of leasehold improvements, computer equipment, office furniture, and equipment. As part of its review of its first quarter financial results and executing an agreement to sell all its intellectual property, we performed an impairment assessment of fixed assets. The impairment assessment was performed to determine whether any impairment existed. The impairment indicators included, but were not limited to, the decline in our stock price, the net book value of the assets, and the overall decline in forecasted growth rates which have negatively impacted our revenues and forecasted revenue growth rates, and the impact of the sale of the intellectual property.

RESULTS OF OPERATIONS

         REVENUE

         Revenue from continuing operations was $0.0 million for the six months ended June 30, 2005, compared with $0.1 million for the same period of 2004. This represents a decrease in revenue equal to $0.1 million, or 100%. The decrease was the result of the sale of our intellectual property to Applied Biosystems and discontinuance of our operations.

         COSTS AND EXPENSES

         Cost of sales, from continuing operations, decreased to $0.0 million for the six months ended June 30, 2005, as a result of the sale of the intellectual property to Applied Biosystems and discontinuance our operations.

         Selling, general and administrative expenses of operations decreased by $0.9 million, or 80%, to $0.2 million for the six months ended June 30, 2005 as compared to the same period of the prior year. The decline of $0.9 million was due to a reduction in expenses resulting from the termination of all employees and the termination and closing of our manufacturing facility in Broomfield, Colorado following the sale of substantially all our assets to Applied Biosystems in 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we had cash and cash equivalents of $2.1 million. As of June 30, 2005, our working capital position was $2.0 million, with a current ratio of 20.0 to 1.0.

         We used cash of $0.2 million from operating activities during the six months ended June 30, 2005 compared to $0.4 million used in same period of 2004.

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

         We have never paid dividends on common stock and have no plans to do so in fiscal 2005. Our earnings if any will be retained for reinvestment in the business.

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

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         In March 2004, we entered into a consulting agreement with Mr. James Chamberlain, a member of the Board of Directors, pursuant to which we have engaged Mr. Chamberlain as our interim Chief Executive Officer and interim Chief Financial Officer. The agreement provided for payments of $5,000 per month until the earlier of September 2004 or the closing of a merger transaction. While the consulting agreement has terminated, we are continuing to pay Mr. Chamberlain a monthly fee of $5,000 for his services.

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

         WE MAY NOT BE ABLE TO COMPLETE THE MERGER TRANSACTION WITH ALPHA INNOTECH IN A TIMELY MANNER, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. While we have entered into a definitive Agreement and Plan of Merger with Alpha Innotech Corporation, the closing of the transaction is subject to a number of conditions to closing. These conditions include approval of both the Xtrana and Alpha Innotech stockholders, obtaining certain regulatory and third party approvals, and other customary conditions. We will submit the merger for approval at our annual stockholders meeting scheduled for October 3, 2005. However, there can be no assurance that the transaction will be completed in a timely manner, if at all. If the transaction is not completed, we could either pursue other potential business combinations or propose a liquidation of the Company. Because we are no longer generating revenues, delays in completion of any transaction will result in further depletion of our cash reserves.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2005, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of the evaluation, our disclosure controls and procedures are effective.

         There were no changes in our internal controls over financial reporting or in other during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT
  NO.       DESCRIPTION
-------     -----------

2.2.2 Amendment No. 2 to Agreement and Plan of Merger by and among Xtrana, Inc., AIC Merger Corp. and Alpha Innotech Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on July 11, 2005).

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





Date:  August 15, 2005                     XTRANA, INC.

                                           /S/ JAMES CHAMBERLAIN
                                           ---------------------------
                                           James Chamberlain
                                           Chief Executive Officer and
                                           Chief Financial Officer