Form 10QSB
period 2005-09-30
ALPHA INNOTECH CORP
filed 2005-11-14
CIK 830736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 001-14257

                               ALPHA INNOTECH CORP.
             (Exact name of Registrant as specified in its charter)

           Delaware                                             58-1729436
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2401 Merced St., San Leandro, CA94577                     (510) 483-9620
(Address of principal executive offices)          (Registrant's telephone number
                                                       including area code)

                                  XTRANA, INC.
                      P.O. BOX 668, SEDALIA, COLORADO 80135
          (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2005, there were 9,725,809 shares of the issuer's Common Stock, $.01 par value per share, outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

                   ALPHA INNOTECH CORP. (formerly Xtrana, Inc.)
                        (A Development Stage Enterprise)

                                  BALANCE SHEET
                        (in thousands except share data)

                                                     September 30,  December 31,
                                                          2005           2004
                                                      (Unaudited)         ***
                                                        --------       --------
                                                (in thousands except share data)
ASSETS
Current assets
     Cash and cash equivalents ....................     $  2,033       $  2,397
     Notes Receivable $500 (net of reserve of $500)         --             --
     Prepaid expenses and other current assets ....           23             13
                                                        --------       --------
Total current assets ..............................        2,056          2,410

TOTAL ASSETS ......................................     $  2,056       $  2,410
                                                        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Accounts payable ..........................     $     26       $     59
        Accrued liabilities .......................           91             56
                                                        --------       --------
Total current liabilities .........................          117            115

Stockholders' equity:
Common stock, $.01 par value, 5,000,000 shares
     authorized; 1,653,327  shares
     issued and outstanding in 2005 and 2004 ......          165            165
Other stockholders' equity ........................       19,446         19,446
Accumulated deficit ...............................      (18,574)       (18,574)
Retained earnings during development stage ........          902          1,258
                                                        --------       --------
Total stockholders' equity ........................        1,939          2,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........     $  2,056       $  2,410
                                                        ========       ========


*** Amounts derived from the audited financial statements for the year ended December 31, 2004.

See accompanying notes to condensed financial statements.

                  ALPHA INNOTECH CORP. (formerly Xtrana, Inc.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                2005          2004          2005          2004
                                              -------       -------       -------       -------
                                                    (in thousands except per share data)

Sales ..................................      $  --         $  --         $  --         $   102
Cost of sales ..........................         --            --            --              79
                                              -------       -------       -------       -------

Gross profit ...........................         --            --            --              23

Operating expenses:
     Selling, general, administrative ..          134           236           397         1,328
     Research and development ..........         --            --            --              98
                                              -------       -------       -------       -------

Total operating expense ................          134           236           397         1,426

Gain on sale of intellectual property ..         --            --            --           3,310
Other income, net ......................           19             3            41             8
                                              -------       -------       -------       -------

Income (loss) from continuing operations
     Before taxes ......................         (115)         (239)         (356)        1,915
                                              -------       -------       -------       -------


Net income (loss) ......................      $  (115)      $  (239)      $  (356)      $ 1,915
                                              =======       =======       =======       =======


Weighted average shares outstanding
     Basic .............................        1,653         1,653         1,653         1,653
     Effect of dilutive shares .........         --            --            --            --
                                              -------       -------       -------       -------

     Diluted ...........................        1,653         1,653         1,653         1,653
                                              =======       =======       =======       =======

Basic and diluted earnings per share
     Net income (loss) - Continuing
            operations .................      $ (0.07)      $ (0.15)      $ (0.22)      $  1.16


See accompanying notes to condensed financial statements.

                  ALPHA INNOTECH CORP. (formerly Xtrana, Inc.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                         2005             2004
--------------------------------------------------------------------------------
                                                            (in thousands)

Operating activities .......................          $  (364)          $(1,453)

Investing activities .......................             --               3,637

Net increase (decrease) in cash ............             (364)            2,184

Cash, beginning of period ..................            2,397               948
                                                      -------           -------

Cash, end of period ........................          $ 2,033           $ 3,132
                                                      =======           =======


See accompanying notes to condensed financial statements.

                  ALPHA INNOTECH CORP. (formerly Xtrana, Inc.)
                               September 30, 2005

               Notes to Condensed Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

On January 26, 2004, Alpha Innotech Corp. (formerly Xtrana, Inc. see Note 4) entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of Xtrana's intellectual property, other than trademarks and trade names.

On December 14, 2004, Alpha Innotech Corp. (formerly Xtrana, Inc. see Note 4) entered into the previously disclosed Agreement and Plan of Merger (as amended on each of April 6, 2005, July 6, 2005 and August 25, 2005, the "Merger Agreement") with Alpha Innotech Corporation, a California corporation ("Alpha CA"), and AIC Merger Corporation, our wholly-owned subsidiary ("Merger Sub"). The closing of the transactions contemplated under the Merger Agreement occurred on October 3, 2005.

References to the "Company", "we", "us" and "our" refer to Alpha Innotech Corp. (formerly, Xtrana, Inc.)

The accompanying unaudited financial statements of Alpha Innotech Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Subsequent to September 30, 2005, the Company approved a 1:10 stock split. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect the split.

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

Had compensation cost for the stock based compensation been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                           Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                         2005            2004
                                                      ---------       ---------

Net income (loss) - as reported ..............        $    (356)      $   1,915
Effect of stock-based compensation
   included in reported net loss .............             --              --
Effect of stock-based compensation
   per SFAS 123 ..............................             --               (49)
                                                      ---------       ---------
Net loss applicable to common stock -
   pro forma .................................        $    (356)      $   1,866
                                                      =========       =========

Basic and diluted:
   Loss per share - as reported ..............        $   (0.22)      $    1.16
   Effect of stock-based compensation
      included in reported net loss ..........             --              --
   Effect of stock-based compensation
      per SFAS 123 ...........................             --              --
                                                      ---------       ---------
   Net loss applicable to common stock
      pro forma ..............................        $   (0.22)      $    1.16
                                                      =========       =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               Nine Months Ended September 30,
                                                -----------------------------
                                                    2005              2004
                                                -----------       -----------

Risk-free interest ........................          NA              4.0%
Expected life .............................          NA            6.9 years
Expected volatility .......................          NA             167.0%
Expected dividend .........................          NA                -

The expected life was determined based on the options' vesting period and exercise behavior of the employees.

NOTE RECEIVABLE

Pursuant to the terms of the Merger Agreement, Xtrana made a loan to Alpha CA in the amount of $500,000 on December 16, 2004. The obligations under the loan were secured by a second priority lien and security interest in substantially all assets of Alpha CA. The loan bore interest at the rate of 6% per annum. This loan and the security interest terminated upon closing of the Merger on October 3, 2005.

2.   STOCK OPTION PLANS

At September 30, 2005, the Company had two stock option plans (the "Plans") for the benefit of employees, officers, directors, and consultants of the Company. As of September 30, 2005, a total of 394,663 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for 2005 and 2004 was as follows:

                                   SHARES                       WEIGHTED AVERAGE
                                OUTSTANDING      PRICE RANGE     EXERCISE PRICE

BALANCE AT JANUARY 1, 2004        168,905     $ 2.300 - $25.000       $8.20
--------------------------------------------------------------------------------
Granted                                --                    --          --
Exercised                              --                    --          --
Cancelled                         (59,582)    $ 2.600 - $15.000       11.00
                                ---------

Balance at September 30, 2004     109,323     $ 2.300 - $25.000        6.70
Granted                                --                    --          --
Exercised                              --                    --          --
Cancelled                          (2,160)    $10.300 - $10.300       10.30
                                ---------

Balance at December 31, 2004      107,163     $ 2.300 - $25.000        6.70
Granted                                --                    --          --
Exercised                              --                    --          --
Cancelled                          (3,100)    $ 9.375 - $ 9.375        9.40
                                ------------------------------------------------

Balance at September 30, 2005     104,063     $ 2.300 - $25.000       $6.60

The following information summarizes stock options outstanding at September 30, 2005:

                               OUTSTANDING                 EXERCISABLE
                  ----------------------------------   ----------------------
                                  WEIGHTED AVERAGE
                               ---------------------
                                REMAINING                           WEIGHTED
                               CONTRACTUAL                           AVERAGE
                     NUMBER      LIFE IN    EXERCISE     NUMBER     EXERCISE
 EXERCISE PRICE   OUTSTANDING     MONTHS     PRICE     EXERCISABLE    PRICE
-----------------------------------------------------------------------------
$ 0.00 - $ 3.10        11,000       83      $ 2.300       11,000     $ 2.300
$ 3.10 - $ 6.30        49,500       79      $ 3.700       47,896     $ 3.700
$ 6.30 - $ 9.40         9,700       61      $ 7.090        9,525     $ 7.080
$ 9.40 - $ 12.5        27,663       46      $ 9.930       27,663     $ 9.930
$ 12.5 - $ 15.6           825        5      $14.380          825     $14.380
$ 15.6 - $ 18.8         1,250       23      $16.870        1,250     $16.870
$ 21.9 - $ 25.0         4,125       18      $23.960        4,125     $23.960
                  ----------------------------------------------------------
                      104,063       65      $ 6.570      102,284     $ 6.610

At September 30, 2005, 298,500 shares were available for future grants under the 2000 Stock Incentive Plan. No further grants may be made under the 1993 Stock Incentive Plan.

The weighted average remaining contractual life of outstanding options at September 30, 2005, was 5.4 years. At September 30, 2005 and 2004, respectively, there were 102,284 and 104,494 options exercisable with weighted average exercise prices of $6.60 and $6.80.

As of September 30, 2005, the Company had 67,476 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.10 to $18.75 with a weighted average exercise price of $9.047 per share. The weighted average remaining contractual life of these warrants at September 30, 2005, was 2.2 years. These warrants have expiration dates ranging from 2005 to 2010.

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

4.   MERGER AGREEMENT WITH ALPHA INNOTECH CORPORATION

On December 14, 2004, the Company, incorporated in Delaware and then trading over the counter as Xtrana, Inc., entered into the Merger Agreement with Alpha CA. Alpha CA, a privately held company founded in 1992, is a supplier of bioanalytical systems for life science and drug discovery markets with core expertise in quantitative imaging, informatics, and molecular biology. Alpha CA maintains its corporate offices in San Leandro, California and has distributors located in over 35 countries around the world.

The closing of the transactions contemplated under the Merger Agreement occurred on October 3, 2005. At the closing, pursuant to the terms of the Merger Agreement, a wholly-owned subsidiary of Xtrana (the "Merger Sub") was merged with and into Alpha CA, with Alpha CA continuing after the merger as the surviving corporation and our wholly-owned subsidiary (such transactions are referred to as the "Merger"). In exchange for all the issued and outstanding equity securities of Alpha CA, we issued to the former shareholders of Alpha CA an aggregate of 8,072,484 shares of our common stock. As a result of the Merger, the former Alpha CA shareholders hold approximately 83% of our issued and outstanding common stock and Xtrana stockholders who held our common stock immediately prior to the Merger hold approximately 17% of our issued and outstanding common stock (excluding options and warrants). Following the merger, the board of directors consists of two continuing Xtrana board members and four board members of Alpha CA.

Pursuant to the Merger Agreement, of the total Merger consideration, 500,000 shares of common stock have been deposited in escrow to satisfy Alpha CA's potential indemnification obligations under the Merger. An additional 500,000 treasury shares of Xtrana common stock have been deposited in escrow to satisfy our potential indemnification obligations under the Merger Agreement. These shares will be released from escrow in the event that no indemnification claims are brought by the respective parties on or prior to March 31, 2006.

Pursuant to the Merger Agreement, we assumed all outstanding Alpha CA stock options and warrants on substantially identical terms, with proportionate adjustments of the number of underlying shares and exercise price of the options and warrants based on the applicable exchange ratio.

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

         Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "anticipate," "expect," "believe," and similar expressions), which are based upon management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include the factors discussed in the Company's last Report on Form 10-KSB.

OVERVIEW

         We previously developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications. In May 2004, we completed the sale of substantially all our assets to the Applied Biosystems Group of Applera Corporation. The sale of assets to Applied Biosystems resulted in net proceeds to us of approximately $3.4 million after payment of all expenses associated with the transaction. After complying with the requirements of the agreement with Applied Biosystems to provide consulting services, we terminated all of our remaining employees. In May 2004, we terminated the lease for our prior executive offices pursuant to an early termination agreement. As a result, as of September 30, 2005, we no longer had any continuing operations or significant assets other than cash.

         Our Board of Directors believed that we could attract interest from other businesses that might benefit from access to our funds, as well as our status as a public company with a clean reporting history. As a result of the Board's review of potential enterprises for a business combination, we entered into a definitive agreement to merge with Alpha CA in December 2004 as described in Note 4 above. That merger was completed on October 3, 2005.

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

RESULTS OF OPERATIONS

         REVENUE

         Revenue from continuing operations was $0.0 million for the nine months ended September 30, 2005, compared with $0.1 million for the same period of 2004. The decrease was the result of the sale of our intellectual property to Applied Biosystems in May 2004 and discontinuance of our operations. Revenue from continuing operations was $0.0 million for the three months ended September 30, 2004 and 2005. The decrease was the result of the sale of our intellectual property to Applied Biosystems in May 2004 and discontinuance of our operations.

         COSTS AND EXPENSES

         Cost of sales, from continuing operations, decreased to $0.0 million for the nine months and three months ended September 30, 2005, as a result of the sale of the intellectual property to Applied Biosystems and discontinuance our operations.

         Selling, general and administrative expenses of operations decreased by $0.9 million, or 80%, to $0.4 million for the nine months ended September 30, 2005 as compared to the same period of the prior year. The decline of $0.9 million was due to a reduction in expenses resulting from the termination of all employees and the termination and closing of our manufacturing facility in Broomfield, Colorado following the sale of substantially all our assets to Applied Biosystems in 2004. Selling, general and administrative expenses of operations decreased by $0.1 million, or 43%, to $0.1 million for the three months ended September 30, 2005 as compared to the same period of the prior year. The decline of $0.1 million was due to a reduction in expenses resulting from the termination of all employees and the termination and closing of our manufacturing facility in Broomfield, Colorado following the sale of substantially all our assets to Applied Biosystems in 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash and cash equivalents of $2.0 million. As of September 30, 2005, our working capital position was $1.9 million, with a current ratio of 19.0 to 1.0.

         We used cash of $0.4 million from operating activities during the nine months ended September 30, 2005 compared to $1.9 generated in same period of 2004.

         We have never paid dividends on common stock and have no plans to do so in fiscal 2005.

         Subsequent to the sale of our intellectual property to Applied Biosystems, we no longer had any continuing operations, no longer generated any revenues and terminated our remaining employees and liquidated substantially all of our assets. Our remaining expenses consisted primarily of legal and accounting expenses, compensation for our management team and director fees.

         As of September 30, 2005, we had cash and cash equivalents of $2.0 million. After the completion of the Merger with Alpha CA, we used most of these funds to repay our outstanding balance on the BFI Business Finance Line of Credit (described below), to pay the costs associated with the transaction and other payables. As a result, we have substantially depleted these funds. We believe that current cash balances, future cash flows from operations and the BFI Business Finance Line of Credit will be sufficient to meet our anticipated cash need for the next fiscal quarter. Our ability to increase sales and gross margins and manage our operating expenses to a level that can be financed by existing cash is critical to our ability to continue as a going concern. If our products do not achieve market acceptance our cash flows will also suffer.

         BFI BUSINESS FINANCE LINE OF CREDIT - In connection with funding of operations and development of new products on March 9, 2004, Alpha CA established a line of credit with BFI Business Finance ("BFI"), in which BFI uses Alpha CA's accounts receivable as collateral to obtain advances from BFI up to 80% of Alpha CA's accounts receivable balance at the time of the borrowing, but with principal advances not to exceed $1 million. The interest rate of the line of credit is variable, and bears interest at a rate of 3% over prime.

         We may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available on acceptable terms, or at all. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         In March 2004, we entered into a consulting agreement with Mr. James Chamberlain, a member of the Board of Directors, pursuant to which we have engaged Mr. Chamberlain as our interim Chief Executive Officer and interim Chief Financial Officer. The agreement provided for payments of $5,000 per month until the earlier of September 2004 or the closing of a merger transaction. While the consulting agreement has terminated, we paid Mr. Chamberlain a monthly fee of $5,000 for his services through September 30, 2005.

RISK FACTORS

Investing in the Company contains significant and material risks. You should carefully consider the following risk factors and all other information contained in this report as well as recent filings with the Securities and Exchange Commission, particularly the Company's October 7, 2005 filing on Form 8-K. If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

The following risks pertain to the Company post-merger with Alpha CA. Since the closing of the transaction on October 3, 2005, Alpha CA will constitute all of the continuing operations of the Company.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

Alpha CA, which will constitute all of the continuing operations of the Company, has not been profitable since 1999. Its losses were $3.3 million, $2.0 million and $2.6 million for fiscal years 2004, 2003 and 2002, respectively and it had an accumulated deficit of $14.2 million as of December 31, 2004 and $17.1 million as of September 30, 2005. Alpha CA's losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with its operations.

Our ability to generate significant revenues and attain profitability is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

THERE  IS A RISK  THAT  WE MAY  NOT BE ABLE  TO  CONTINUE  OPERATING  AS A GOING
CONCERN.

Alpha CA received a going concern opinion from its independent auditors as detailed in the notes to the consolidated audited financial statements for the years ended December 31, 2004 and 2003. Our ability to increase sales and gross margins and manage our operating expenses to a level that can be financed by existing cash is critical to our ability to continue as a going concern. We may remain dependent upon additional financing transactions in order to continue operations, and such additional financing may not be available at all or on terms which would be acceptable to us.

ADDITIONAL FINANCING WILL LIKELY BE REQUIRED FOR OUR FUTURE BUSINESS AND OPERATIONS.

We will likely require additional capital resources in order to conduct our operations and develop our products. Our capital resources may not be sufficient to fund our current level of operations over the near term, and we cannot guarantee that any additional capital can be raised on favorable terms or even at all.

WE ARE DEPENDENT UPON CONTINUATION OF OUR CURRENT LOAN FACILITIES FOR WORKING CAPITAL.

We are highly dependent for operating cash from the existing line of credit from BFI Business Finance. Any default by us on conditions of this loan facility could result in a severe lack of working capital.

OUR BUSINESS DEPENDS ON RESEARCH AND DEVELOPMENT SPENDING BY PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES AND ACADEMIC AND GOVERNMENTAL RESEARCH INSTITUTIONS, AND THERE CAN BE NO ASSURANCE THAT SUCH SPENDING WILL CONTINUE.

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected instrumentation sales. These reductions and delays may result from factors that are not within our control, such as:

         o        changes in economic conditions;

         o        changes  in  government   programs  that  provide  funding  to
                  companies and research institutions;

         o changes in the regulatory environment affecting life sciences companies and life sciences research;

         o market-driven pressures on companies to consolidate and reduce costs; and

         o        other factors affecting research and development spending.

WE MUST SPEND A SIGNIFICANT AMOUNT OF TIME AND RESOURCES TO DEVELOP PRODUCTS, AND IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR OPERATING RESULTS MAY SUFFER.

We expect to spend a significant amount of time and resources to develop new products and refine existing products. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products is subject to a wide variety of challenges during this development cycle that could delay introduction of these products. If we do not achieve market acceptance of new products, our operating results will suffer.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND WE WILL FACE DELAYS IN MANUFACTURING OF OUR PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to produce or sell products in a timely fashion or in sufficient quantities or under acceptable terms.

OUR DEPENDENCE ON CONTRACT MANUFACTURING AND OUTSOURCING OTHER PORTIONS OF OUR SUPPLY CHAIN MAY ADVERSELY AFFECT OUR ABILITY TO BRING PRODUCTS TO MARKET.

As part of our efforts to streamline operations and to cut costs, we have been outsourcing and will continue to evaluate additional outsourcing of certain operations. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to timely bring products to market could suffer.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH COLLABORATIVE PARTNERS, WE MAY HAVE DIFFICULTY DEVELOPING AND SELLING OUR PRODUCTS AND SERVICES.

We believe that our success in penetrating ours target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. We consider DigiOpt to be one such key collaborative relationship. Relying on these or other collaborative relationships is risky to our future success because:

         o        our   partners   may  develop   technologies   or   components
                  competitive with our products;

         o some of our agreements may terminate prematurely due to disagreements between us and our partners;

         o our partners may not devote sufficient resources to the development and sale of our products;

         o our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

         o        our collaborations may be unsuccessful; or

         o        we  may  not  be  able  to  negotiate   future   collaborative
                  arrangements on acceptable terms.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH, AND FULFILL OUR CONTRACTUAL OBLIGATIONS TO, OUR SELLING AND DISTRIBUTION PARTNERS, OUR GROWTH AND FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

As a small company, we must continue to nurture current and future distribution partners in order to continue to grow. Any issue that materially affects our ability to deliver and support products with any of our current or future distribution partners could significantly impact financial results.

OUR CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY LIMIT OUR ABILITY TO SELL OUR NEWER PRODUCTS.

We believe that the market for microplate format arrays and their readers is still evolving, and that initial sales for these readers will require significant support from our in-house applications scientists. We may not have sufficient in-house resources to support worldwide sales of these products.

WE FACE INTENSE COMPETITION FROM OTHER COMPANIES.

Our products face competition from other companies, including Bio Rad, Kodak, Fuji, UVP, Perkin Elmer, Molecular Devices and Tecan, that have more financial resources, technical staff and manufacturing and marketing capabilities than we do. It may be difficult for us to compete with larger companies investing greater resources in development, marketing and distribution of their products.

DUE TO THE INTERNATIONAL NATURE OF OUR BUSINESS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS COULD HARM OUR BUSINESS.

For the quarter ending September 30, 2005, 36% of Alpha CA's revenue was generated from sales outside the United States. Though such transactions are denominated in U.S. dollars, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates, unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

THIRD PARTIES MAY CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING PRODUCTS.

While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly license agreements. However, we may not be able to obtain license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

THIRD PARTIES MAY INFRINGE OUR INTELLECTUAL PROPERTY, AND WE MAY EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents may not provide us a significant competitive advantage.

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights and our ability to enforce them may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share and result in lost revenues.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL SKILLED PERSONNEL, OUR BUSINESS MAY SUFFER.

We depend substantially on the principal members of our management, including Haseeb Chaudhry, Chief Executive Officer and Darryl Ray, Chief Operating Officer and Chief Financial Officer. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel from numerous companies in the highly competitive northern California area. The inability to attract and retain these personnel could result in delays in the research, development and commercialization of potential products.

TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, WE MAY NEED TO GRANT LARGE STOCK-BASED INCENTIVES THAT COULD BE DILUTIVE TO OUR SHAREHOLDERS AND WE MAY BE REQUIRED TO OFFER HIGHLY COMPETITIVE SALARIES WHICH WOULD INCREASE FUTURE OPERATING COSTS.

To attract and retain skilled personnel, we may be required to issue large stock option grants or other equity incentives which may be significantly dilutive to existing shareholders. Due to application of SFAS 123(R), such equity incentives would require us to record compensation expenses that would adversely impact earnings. If we are required to pay highly competitive base salaries and cash bonuses to attract and retain skilled personnel, our operating results would also suffer.

INTEGRATING  ACQUIRED   TECHNOLOGIES  MAY  BE  COSTLY  AND  MAY  NOT  RESULT  IN
TECHNOLOGICAL ADVANCES.

We have licensed certain technologies and are working with collaborators to integrate those technologies into future products. However, market advances resulting from the integration of technologies may not be achieved as successfully or rapidly as anticipated, if at all.

IF WE LOSE SOME OR ALL RIGHTS TO THE DIGITAL OPTICAL IMAGING PATENTS, OUR BUSINESS MAY SUFFER.

Under the terms of an agreement between Digital Optical Imaging Corporation ("DigiOpt") and Alpha CA, we received certain exclusive rights to make and sell products incorporating the inventions disclosed in four United States patents. We are working with strategic partners to incorporate these technologies into future products. Under the terms of the agreement, we are obligated to pay certain patent prosecution costs and maintenance fees. Failure to pay these costs and fees as they arise may lead to abandonment of the rights. Furthermore, under the terms of the agreement, DigiOpt may convert the exclusive license to non-exclusive if we do not make our first commercial sale of a product incorporating the licensed technology by August 4, 2006, and may terminate the license if we do not make our first commercial sale of a product incorporating the licensed technology by February 4, 2007. Loss of these exclusive rights by abandonment, conversion, or termination would impair our ability to develop and market new products.

IF WE SUFFER LOSS TO OUR FACTORIES, FACILITIES OR DISTRIBUTION SYSTEM DUE TO CATASTROPHE, OUR OPERATIONS COULD BE SERIOUSLY HARMED.

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, our production facilities and headquarters in California could be subject to a catastrophic loss caused by earthquake. If these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes.

CHANGES IN ACCOUNTING AND FINANCIAL REPORTING RULES AND REGULATIONS, INCLUDING COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, COULD MATERIALLY AFFECT OUR FINANCIAL RESULTS.

The generally accepted accounting principles (GAAP) with which our financial statements comply are subject to interpretation by the Securities and Exchange Commission and various other regulatory and advisory bodies. A change in the interpretation or application of these principles could significantly affect our financial results and may even retroactively affect previously reported financial statements.

The Sarbanes-Oxley Act of 2002 requires changes in our corporate governance and compliance practices. In particular, compliance with Section 404 of the Sarbanes-Oxley Act will increase financial and legal costs by an as yet undetermined amount and therefore the impact on future financial results cannot be quantified. The increased liability exposure stipulated by the Sarbanes-Oxley Act may also make it difficult to attract and retain qualified members of our board of directors and executive officers.

OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

Our executive officers, directors, and principal stockholders will continue to beneficially own a significant fraction of our outstanding common stock. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

         o will be able to significantly influence the composition of our board of directors;

         o will significantly influence all matters requiring stockholder approval, including change of control transactions; and

         o        will continue to have significant influence over our affairs.

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

OUR STOCK IS TRADING ON THE OTC BULLETIN BOARD AND THEREFORE INVESTORS MAY SUFFER FROM A LACK OF LIQUIDITY AND SIGNIFICANT PRICE FLUCTUATIONS OF OUR STOCK.

Our common stock is trading on the OTC bulletin board. The average daily trading volume of our common stock has historically been low, even when compared to that of other bioanalytical companies. Because of our relatively low trading volume, our stock price can be highly volatile. In addition, because currently only the shares held by the former Xtrana shareholders are registered, there is a relatively small amount of common stock available for trade. Investors therefore may experience limited or even no liquidity, and the trading price of our stock may fluctuate widely and unpredictably.

             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma consolidated financial statements give effect to the reverse acquisition of Alpha CA by Xtrana and are based on the estimates and assumptions set forth herein and in the notes to such statements.

On December 14, 2004, Xtrana and Alpha CA entered into the Merger Agreement. The closing of the transactions contemplated under the Merger Agreement occurred on October 3, 2005. The following has occurred:

         o Immediately prior to the completion of the proposed reverse acquisition, Xtrana effected a reverse stock split pursuant to which ten shares of Xtrana's outstanding common stock were exchanged for one new share of common stock resulting in approximately 1,653,000 shares being outstanding.

         o Each share of Alpha CA common and preferred stock issued and outstanding at the closing of the merger was converted into shares of the newly issued Xtrana common stock (approximately 8,073,000 shares).

         o Xtrana's wholly-owned subsidiary ("Merger Sub") merged with and into Alpha CA.

         o Alpha Innotech is the surviving corporation for financial reporting purposes.

         o        The separate existence of Xtrana and Merger Sub ended.

         o        Xtrana changed its name to Alpha Innotech Corp.

The transaction has been accounted for as a reverse acquisition and a recapitalization. Alpha CA is the acquirer for accounting purposes.

The following unaudited pro forma consolidated financial information gives effect to the above. The unaudited pro forma financial information was prepared from (1) Xtrana's audited historical financial statements included in Xtrana's Form 10-KSB for the year ended December 31, 2004, (2) Xtrana's unaudited historical financial statement included in Xtrana's 10-QSB for the period ended September 30, 2005, (3) Alpha CA's audited historical financial statements for the year ended December 31, 2004 included in Appendix C of Xtrana's Definitive Proxy Statement on Schedule 14A, and (4) Alpha CA's unaudited historical financial statements as of and for the period ended September 30, 2005.

The unaudited pro forma consolidated balance sheet at September 30, 2005 assumes the effects of the above took place as of September 30, 2005.

The unaudited pro forma consolidated statement of operations combines the historical statement of operations of Xtrana and Alpha CA for the twelve months ended December 31, 2004. The unaudited pro forma consolidated statement of operations combines the historical statement of operations of Xtrana and Alpha CA for the period ended September 30, 2005. The unaudited pro forma consolidated statements of operations assume that the effects of the above took place at the beginning of period presented.

The unaudited pro forma consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of the future operating results of financial position of the consolidated companies.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
As of September 30, 2005 (in thousands)

                                                  Historical                                 Pro Forma
                                            --------------------       --------------------------------------------------
                                                                      Conversion
                                                         Xtrana           Of                         Restate
                                            Alpha CA      Inc.        Preferred        Merger        Capital   Consolidated
                                            --------    --------       --------       --------       --------    --------
ASSETS

Current assets:
     Cash and cash equivalents .........    $      3    $  2,033       $  --          $   --         $   --      $  2,036
     Accounts receivable, net ..........       1,630        --            --              --             --         1,630
     Inventory, net ....................         835        --            --              --             --           835
     Prepaid expenses and other
        current assets                           178          23          --              --             --           201
                                            --------    --------       -------        --------       --------    --------
         Total current assets ..........       2,646       2,056          --              --             --         4,702

Property and equipment, net ............       1,204        --            --              --             --         1,204

Other assets ...........................          75        --            --              --             --            75
                                            --------    --------       -------        --------       --------    --------
     Total assets ......................    $  3,925    $  2,056       $  --          $   --         $   --      $  5,981
                                            ========    ========       =======        ========       ========    ========

LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................    $  2,209    $     26       $  --          $   --         $   --      $  2,235
     Accrued liabilities ...............       1,092          91          --              --             --         1,183
     Debt ..............................       1,826        --            --   (2)        (500)          --         1,326
     Deferred revenue ..................         645        --            --              --             --           645
     Other liabilities .................         183        --            --              --             --           183
                                            --------    --------       -------        --------       --------    --------

         Total current liabilities .....       5,955         117          --              (500)          --         5,572
                                            --------    --------       -------        --------       --------    --------

Debt, less current portion .............         900        --            --              --             --           900

Commitments and contingencies ..........        --          --            --              --             --          --
                                            --------    --------       -------        --------       --------    --------

Redeemable convertible preferred stock:
     Series A preferred stock ..........      10,768        --   (1)   (10,768)           --             --          --
     Series A-1 preferred stock ........       2,317        --   (1)    (2,317)           --             --          --
                                            --------    --------       -------        --------       --------    --------

         Total redeemable convertible
            preferred stock ............      13,085        --         (13,085)           --             --          --
                                            --------    --------       -------        --------       --------    --------

Shareholders' equity (deficit) :
     Common stock ......................       1,148         165 (1)    13,085 (2)        (165)(3)    (14,136)         97
     Additional paid-in capital ........        --        19,446          --   (2)     (17,007)(3)     14,136      16,575
     Accumulated deficit ...............     (17,163)    (18,574)         --   (2)      18,574           --       (17,163)
     Retained earnings during
        development stage ..............        --           902          --   (2)        (902)          --          --
                                            --------    --------       -------        --------       --------    --------

         Total shareholders' equity
            (deficit) ..................     (16,015)      1,939        13,085             500           --          (491)
                                            --------    --------       -------        --------       --------    --------

           Total liabilities, redeemable
               convertible preferred
               stock and shareholders'
               equity (deficit) ........    $  3,925    $  2,056       $  --          $   --         $   --      $  5,981
                                            ========    ========       =======        ========       ========    ========

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005 (in thousands)

                                                  Historical                                 Pro Forma
                                            --------------------       --------------------------------------------------
                                                                      Conversion
                                                         Xtrana           Of                         Restate
                                            Alpha CA      Inc.        Preferred        Merger        Capital   Consolidated
                                            --------    --------       --------       --------       --------    --------
Revenue:
     Products .......................      $ 8,159       $  --         $  --          $  --          $  --       $ 8,159
                                           -------       -------       -------        -------        -------     -------

         Total revenues .............        8,159          --            --             --             --         8,159

Cost of sales:
     Products .......................        4,489          --            --             --             --         4,489
                                           -------       -------       -------        -------        -------     -------

         Total cost of sales ........        4,489          --            --             --             --         4,489
                                           -------       -------       -------        -------        -------     -------

              Gross profit ..........        3,670          --            --             --             --         3,670
                                           -------       -------       -------        -------        -------     -------

Operating expenses:
     Sales and marketing ............        3,562          --            --             --             --         3,562
     Research and development .......        1,166          --            --             --             --         1,166
     General and administrative .....          979           397          --             --             --         1,376
                                           -------       -------       -------        -------        -------     -------

         Total operating expenses ...        5,707           397          --             --             --         6,104
                                           -------       -------       -------        -------        -------     -------

              Loss from operations ..       (2,037)         (397)         --             --             --        (2,434)

Other income (expense):
     Interest expense ...............         (242)         --            --             --             --          (242)
     Other income (expense), net ....           (3)           41          --             --             --           (38)
                                           -------       -------       -------        -------        -------     -------

         Total other income (expense)         (245)           41          --             --             --          (204)
                                           -------       -------       -------        -------        -------     -------

              Net Loss ..............       (2,282)         (356)         --             --             --        (2,638)

Accretions on preferred stock .......         (631)         --   (1)       631           --             --          --
                                           -------       -------       -------        -------        -------     -------

     Net loss applicable to common
        stockholders ................      $(2,913)      $  (356)      $   631        $  --          $  --       $(2,638)
                                           =======       =======       =======        =======        =======     =======

Basic and diluted net loss per share       $ (0.36)      $ (0.22)         --             --             --       $ (0.27)
                                           =======       =======       =======        =======        =======     =======

Number of shares used in computing
   basic and diluted net loss
   per share ........................        8,073         1,653          --             --             --         9,726
                                           =======       =======       =======        =======        =======     =======

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Year ended December 31, 2004 (in thousands)

                                                  Historical                                 Pro Forma
                                            --------------------       --------------------------------------------------
                                                                      Conversion
                                                         Xtrana           Of                         Restate
                                            Alpha CA      Inc.        Preferred        Merger        Capital   Consolidated
                                            --------    --------       --------       --------       --------    --------
Revenue:
     Products .......................       $ 10,511     $   --         $   --        $   --         $   --      $ 10,511
     Grants .........................           --            102                         --             --           102
                                            --------     --------       --------      --------       --------    --------

         Total revenues .............         10,511          102           --            --             --        10,613

Cost of sales:
     Products .......................          5,378         --             --            --             --         5,378
     Grants .........................           --             79           --            --             --            79
                                            --------     --------       --------      --------       --------    --------

         Total cost of sales ........          5,378           79           --            --             --         5,457
                                            --------     --------       --------      --------       --------    --------

              Gross profit ..........          5,133           23           --            --             --         5,156
                                            --------     --------       --------      --------       --------    --------

Operating expenses:
     Sales and marketing ............          3,925         --             --            --             --         3,925
     Research and development .......          1,963           99           --            --             --         2,062
     General and administrative .....          1,968        1,492           --            --             --         3,460
                                            --------     --------       --------      --------       --------    --------

         Total operating expenses ...          7,856        1,591           --            --             --         9,447
                                            --------     --------       --------      --------       --------    --------

              Loss from operations ..         (2,723)      (1,568)          --            --             --        (4,291)

Other income (expense):
     Interest expense ...............           (574)        --             --            --             --          (574)
     Other income (expense), net ....             (1)          16           --            --             --            15
     Reserve for loss on note
        receivable ..................           --           (500)          --            --             --          (500)
     Gain on sale of intellectual
        property ....................           --          3,310           --            --             --         3,310
                                            --------     --------       --------      --------       --------    --------

         Total other income (expense)           (575)       2,826           --            --             --         2,251
                                            --------     --------       --------      --------       --------    --------

              Net Loss ..............         (3,298)       1,258           --            --             --        (2,040)

Accretions on preferred stock .......           (704)        --   (1)        704          --             --          --
                                            --------     --------       --------      --------       --------    --------

     Net loss applicable to common
        stockholders ................       $ (4,002)    $  1,258       $    704      $   --         $   --      $ (2,040)
                                            ========     ========       ========      ========       ========    ========

Basic and diluted net loss per share        $  (0.50)    $  (0.76)          --            --             --      $  (0.21)
                                            ========     ========       ========      ========       ========    ========

Number of shares used in computing
   basic and diluted net loss per
   share ............................          8,073        1,653           --            --             --         9,726
                                            ========     ========       ========      ========       ========    ========

NOTE TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

1.       Accounting treatment applied as a result of the merger

         The transaction is being accounted for as a reverse acquisition and recapitalization. Alpha CA is the acquirer for accounting purposes. Xtrana is the issuer. The historical financial statements for the periods prior to the acquisition become those of the acquirer. In a recapitalization, historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

2. Shares issued and outstanding prior to the merger, as of September 30, 2005, were as follows:

         Xtrana:
             Common Stock ....................................       1,653,327

         Alpha CA:
             Series A Redeemable Convertible Preferred Stock .      10,533,334
             Series A-1 Redeemable Convertible Preferred Stock       7,343,418
             Common Stock ....................................      23,180,587

3. The following is a reconciliation of the shares used in calculating the per share information as of September 30, 2005:

                          Type        Original                    Number
                           Of          Shares      Conversion       Of
Entity                    Stock      Outstanding     Factor       Shares
----------------        ----------   -----------   ----------   ----------

Xtrana                  Common        1,653,327    1.00          1,653,327
                                                                ----------

Alpha CA                Series A     10,533,334     .3033634     3,195,428
Alpha CA                Series A-1    7,343,418     .3033634     2,227,724
Alpha CA                Common       23,180,587     .1142909     2,649,330
                                                                ----------

     Alpha CA                                                    8,072,482
                                                                ----------

         Total                                                   9,725,809
                                                                ==========

4. The following is a reconciliation of the shares used in calculating the per share information as of December 31, 2004:

                          Type        Original                    Number
                           Of          Shares      Conversion       Of
Entity                    Stock      Outstanding     Factor       Shares
----------------        ----------   -----------   ----------   ----------

Xtrana                  Common        1,653,327    1.00          1,653,327
                                                                ----------

Alpha CA                Series A     10,533,334     .3033634     3,195,428
Alpha CA                Series A-1    7,343,418     .3033634     2,227,724
Alpha CA                Common       23,177,526     .1142909     2,648,980
                                                                ----------

     Alpha CA                                                    8,072,132
                                                                ----------

         Total                                                   9,725,459
                                                                ==========

5.       Adjustments to the unaudited pro forma consolidated balance sheet

         The adjustments to the unaudited pro forma consolidated balance sheet as of September 30, 2005 have been calculated as if the reverse acquisition occurred on that date and are as follows:

         (1) To reflect the conversion of Alpha CA's preferred stock into Xtrana's common stock.

         (2)      To reflect the elimination of intercompany transactions.

         (3) To reflect the revised amounts for common stock, additional paid-in capital and accumulated deficit.

6. Adjustments to the unaudited pro forma consolidated statement of operations

         The adjustments to the unaudited pro forma consolidated statements of operations for the periods ended December 31, 2004 and September 30, 2005 have been calculated as if the merger occurred as of January 1, 2004 and are as follows:

         (1)      To eliminate accretion on preferred stock.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS

EXHIBIT NO.       DESCRIPTION

      31.1 Certificate of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certificate of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  November 14, 2005                  Alpha Innotech Corp.

                                          /S/ HASEEB CHAUDHRY
                                          --------------------------------
                                          Haseeb Chaudhry
                                          Chief Executive Officer

                                          /S/ DARRYL RAY
                                          --------------------------------
                                          Darryl Ray
                                          Chief Financial Officer