Form 10KSB
period 2005-12-31
ALPHA INNOTECH CORP
filed 2006-03-31
CIK 830736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14257

Alpha Innotech Corp.

(Exact name of Registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced Street, San Leandro, CA	94577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code) (510) 483-9620

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State Issuer’s revenues for its most recent fiscal year: $12,050,762.

The aggregate market value of Alpha Innotech Corp Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 28, 2006, was $4,658,467. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock of Alpha Innotech Corp., $.01 par value, issued and outstanding as of March 28, 2006: 9,725,809

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” below and elsewhere in this Form 10-KSB, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

On January 26, 2004, Alpha Innotech Corp. (formerly Xtrana, Inc.) entered into an Assignment Agreement with Applera Corporation through its Applied Biosystems Group. Pursuant to the terms of the Assignment Agreement, Applied Biosystems purchased all of Xtrana’s intellectual property, other than trademarks and trade names. Prior to the sale, Xtrana, Inc. developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing, human and animal diseases, genetic predisposition to disease, and other applications.

On December 14, 2004, Alpha Innotech Corp. (formerly Xtrana, Inc.) entered into the previously disclosed Agreement and Plan of Merger (as amended on each of April 6, 2005, July 6, 2005 and August 25, 2005, the “Merger Agreement”) with Alpha Innotech Corporation, a California corporation (“Alpha CA”), and AIC Merger Corporation, our wholly-owned subsidiary (“Merger Sub”). The closing of the transactions contemplated under the Merger Agreement (the “Merger”) occurred on October 3, 2005.

The Company was incorporated in the State of Delaware in January 1987, as Cytrix Biopool, Ltd. In June 2001, it changed its name to Xtrana, Inc. As a result of the Merger, Xtrana changed its name to “Alpha Innotech Corp.” Alpha Innotech Corp. is alternatively referred to in this report as “we,” “us,” “our,” or the “Company”.

Alpha GelFox™ , Alpha PART 11 Ease™, AlphaScan™ and Chromalight™ are trademarks of the Company. The Alpha Innotech logo and the word marks AlphaDigiDoc®, AlphaEase®, AlphaImager®, AlphaQuant®, ChemiGlow®, FluorChem®, NovaRay®, SCIP®, XtraAmp®, XtraBind® and Xtrana® are registered trademarks of the Company. All other trademarks, service marks and tradenames appearing in this Form 10-KSB are the property of their respective owners.

Products and Markets

As a result of the Merger, we now sell instruments, software and consumables used in life science research laboratories for the study of nucleic acids (DNA and RNA), proteins and cells. The laboratory analytical instruments industry is diverse, with large and small companies competing in many fragmented markets. We position our products as flexible platforms (for research use only) that address the needs of customers across many markets, including research, drug discovery, molecular diagnostics, biomarker screening and validation, biosurveillance and personalized medicine. Those markets may be further segmented, broadly speaking, into the study of genes, (“functional genomics”), the study of proteins made or “expressed” by those genes (“proteomics”), and the study of the location, interaction and effect of those proteins within a cell (“cellomics”). Customers may use our products to perform a wide variety of specific laboratory tests, or “assays” in these various markets and market segments, including lead optimization, cell based assays, enzyme assays, protein kinase, in vitro toxicology, functional assays, antiviral assays and novel targets panel. Our customers include pharmaceutical companies, academic/medical institutions, biotechnology companies, and government institutes. We have a large customer base with over 7,000 installed systems. No single customer accounts for 7% or more of our revenues.

Our current imaging system products fall into two broad groups: Macroimaging and Microimaging.

Macroimaging. Our digital imaging systems for Macroimaging are used to detect, archive, and analyze fluorescent, chemiluminescent and visible signals from biological samples, such as DNA, proteins and bacterial colonies. For example, in a common laboratory procedure called electrophoresis, DNA molecules being analyzed are loaded into one end of a “gel” and driven toward the other end by an electric charge. Molecules of different lengths travel at different speeds through the gel. After electrophoresis, comparing the location of unknown DNA molecules with the location of known standardized DNA samples such as AlphaQuant® molecular ladders provides important information to the researcher about the size of the unknown sample DNA molecules. However, the DNA samples are usually invisible to the naked eye. To determine their locations, a chemical such as ethidium bromide is added. The ethidium bromide binds to double stranded DNA and “fluoresces”, that is, it absorbs light energy of one wavelength (“excitation”) and emits a different wavelength (“emission”). The researcher may then place the sample gel into any of our Macroimaging instruments (the FluorChem®, AlphaImager®, or AlphaDigiDoc®) which bathe the sample in excitation light energy (in this example, ultraviolet radiation) and captures the emission light energy with a CCD camera. The researcher may then use the analysis features of AlphaEase® software for image capture and analysis to determine the size of the unknown DNA sample molecule. The researcher may also determine the quantity of the unknown molecules with AlphaEase® by comparing signal intensities of the unknown sample with a standard of known concentration.

Our other products in the Macroimaging group include a multicolor illuminator module for FluorChem® imaging systems (Chromalight™ multiwavelength illuminator), software for analysis of “2-D” protein gels (Alpha GelFox™ software for 2D gel analysis), reagents for use in chemiluminescent applications (ChemiGlow® chemiluminescent substrate), and software packages for electronic document security (Alpha PART 11 Ease™ software for 21 C.F.R. Part 11 compliance).

Microimaging. Our other major product group, Microimaging, addresses the Microarray, Multiplexed Array, and Cell Based markets. Researchers use our products to analyze slides or multi-well microplates “printed” with genomic, proteomic, or cellular samples, and in some cases, fixed cell cultures. We currently market two instruments for the Microimaging market: the AlphaScan™ laser scanner and the NovaRay® detection platform. The AlphaScan™ laser scanner is targeted at customers who use the single slide format. The NovaRay® detection platform is targeted at customers who need more flexibility, for example, researchers who use 96-well multiwell plates or non-standard dyes. We offer ArrayVision® data collection software for use with either system.

Distribution

In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. Internationally, we sell our products through a network of independent distributors; as of December 31, 2005, we had 41 distributors in 43 countries worldwide. Our independent distributors generally have exclusive distribution rights for their respective territories and perform sales, marketing and technical support functions for their local customers.

Competition

The Macroimaging instruments we sell face intense competition from laboratory instrumentation manufacturers such as Bio-Rad Laboratories, Inc., Syngene, UVP, Inc., Fuji Photo Film Co., Ltd. and Eastman Kodak Co. The Macroimaging market is relatively mature, and product offerings of most of the major competitors are similar to ours in technical specifications and price.

The Microimaging instruments we sell also encounter strong competition from products offered by Perkin Elmer, Molecular Devices, Tecan, and Applied Precision.

We are working to implement three key initiatives to improve our competitive position and to grow sales across our product lineup.

First, we are taking steps to improve and expand our distribution channels domestically, internationally, and through new OEM relationships. In 2005 we hired direct sales representatives in the Eastern and Southeastern United States. We also hired an application specialist to assist the sales team, particularly with Microimaging products sales. We believe the revised sales team will be more effective in selling both Macroimaging and Microimaging products in the United States.

We will also seek to expand our international distribution channels and establish a larger presence in emerging markets such as Asia. Such efforts may include development of market-specific products, revision of or addition to existing distribution channels, and establishment of reference/training labs or implementation of other means of educating distributors and customers.

Our providing Macroimaging instruments on an OEM basis to GE Healthcare for resale under their brand through their distribution channel is the first of many such additional OEM relationships we plan on developing.

Second, we are committed to introducing new products and supporting new applications. We believe certain trends, such as the emphasis on pathway analysis and functional biology, the emergence of personalized medicine, and efforts to manage cost per data point are market drivers that will lead to the development of multiplex assays and other new assays in a variety of formats, including slide and 96-well microplate (which enable sample conservation through the use of micro samples and high target densities), and live animal. We believe that our products, as flexible platforms, are well suited to capture the growth afforded by these new assays. Furthermore, we intend to offer innovative Macroimaging products such as a high performance chemiluminescence system. We intend to introduce additional Microimaging platform components as well, including a spotter, to offer customers a complete integrated solution to their Microimaging needs.

Third, we intend to expand our collaborative efforts with third parties, including partnerships for assay development, OEM/licensing (inbound) of new software and reagents, OEM/licensing (inbound and outbound) of instruments and hardware, and offshore development and manufacturing of products for local and global markets.

We cannot be certain that our initiatives will prove to be successful, or that we will have sufficient funds to fully implement them.

Sources and Availability of Materials

We use original equipment manufacturers, or OEMs, for various parts of our products, including the cameras, cabinets, transilluminators, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. In 2005 we obtained most of our cameras for our high end imaging systems from only two suppliers: Santa Barbara Instrument

Group of Santa Barbara, CA and Roper Scientific of Tucson, AZ. We obtained most of our cabinets from CPD of Livermore, CA and PIE in Taiwan. From time to time, we have experienced delays in obtaining components from certain of our suppliers, which have had an impact on our production schedule for imaging systems. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our products.

Intellectual Property

Our patent portfolio consists of four issued U.S. patents and three U.S. patent applications relating to its Macroimaging and Microimaging technology. These patents expire in 2018, 2022 and 2024.

Under the terms of an agreement with Digital Optical Imaging Corporation (“DigiOpt”), we received certain exclusive license rights to make and sell products incorporating the inventions disclosed in four of DigiOpt’s United States patents. These patents describe the use of micro-optical-electrical-mechanical components such as digital micro mirror devices for controlling both excitation and emission light in ways that can improve the performance of instruments like the NovaRay®. The agreement remains in effect until the last underlying patent or patent application has expired or is abandoned. The latest to expire patent covered by this agreement is scheduled to expire in 2021. We committed to pay certain patent prosecution fees and costs; to date these costs have been minimal. We also committed to pay DigiOpt guaranteed minimum royalties of the aggregate of $40,000 over the five-year period following the earlier of the first commercial sale of a product incorporating the technology or October 30, 2007. We have not made any royalty payments to date. DigiOpt may convert the exclusive license rights to non-exclusive if we do not make a first commercial sale by October 30, 2007, or terminate them outright if we do not make a first commercial sale by April 30, 2008.

Our proprietary instrument designs and software are also protected under state and federal trade secret and copyright law.

Effect of Existing or Probable Governmental Regulation on the Business

New regulations regarding leaded solder and other hazardous materials go into effect for shipments to the European Union in July 2006. We have begun the process of certifying our compliance with the forthcoming regulations, and we expect to be in full compliance with the new regulations by that date

Research and Development Activities

Our research and development activities are focused in three areas: sustaining engineering and product development for the Macroimaging product line, product development and marketing support for the Microimaging product line, and evaluation of new product candidates identified through business development. We spent $1,573,017 in 2005 and $1,962,857 in 2004 on research and development.

Employees

As of December 31, 2005, we had 45 full-time employees and 3 part-time employees. We consider our relations with employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

Our business is subject to various risks, including those described below. You should carefully consider the following risk factors and all other information contained in this Form 10-KSB. If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

Alpha CA has a history of operating losses and may incur future losses.

Alpha CA has not been profitable since 1999. Alpha CA’s losses were $2.5 million, $3.3 million, and $2.0 million for fiscal years 2005, 2004 and 2003, respectively and it had an accumulated deficit of $17.4 million as of December 31, 2005 and $14.2 million as of December 31, 2004. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with operations.

Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

Additional financing will be required for our future business and operations.

We will require additional capital resources in order to conduct our operations and develop our products. We estimate that our capital resources will not be sufficient to fund our current level of operations over the near term. Additional funds will be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all.

Our business depends on research and development spending levels for pharmaceutical and biotechnology companies and academic and governmental research institutions.

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

•	changes in economic conditions;

•	changes in government programs that provide funding to companies and research institutions;

•	changes in the regulatory environment affecting life sciences companies and life sciences research;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

We have invested considerable resources in the Microimaging product line, and if these products are not widely accepted by the market, our results of operation could be materially harmed.

We invested considerable resources in the development and early marketing efforts for the NovaRay® product. Additional resources have been committed to bringing to market other Microimaging components, such as the AlphaScan™ product and a spotter, and for collaborative efforts with third parties for the development and validation of kits of consumables for use with the NovaRay®, AlphaScan™ and spotter. If these products do not receive commercial acceptance, our results of operations could be materially harmed.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies, like GE Healthcare, as well as with key academic researchers. Relying on these or other collaborative relationships is risky to our future success because:

•	our partners may develop technologies or components competitive with our products;

•	some of our agreements may terminate prematurely due to disagreements between us and our partners;

•	our partners may not devote sufficient resources to the development and sale of our products;

•	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

•	our collaborations may be unsuccessful; or

•	we may not be able to negotiate future collaborative arrangements on acceptable terms.

If we are unable to maintain our relationships with our selling and distribution partners, our growth and financial results may be adversely affected.

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

We believe that the market for microplate format arrays and their readers is still evolving, and that initial sales for these readers will require significant support from our in-house applications scientists. We may not have sufficient in-house resources to support worldwide sales of these products, which would negatively impact our results of operations.

Due to the international nature of our business, political or economic changes or other factors could harm our business.

In fiscal 2005, 34.5% of our revenues were generated from sales outside the United States. Changes in diplomatic and trade relationships may have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices. For example, our future plans for expanded offshore development and manufacturing may also be adversely affected by recent US Congressional efforts that threaten new tariffs or tighter restrictions on Chinese trade.

We could fail in our efforts to expand our distribution and development activities in Asia.

We intend to expand our distribution channels in Asia and to seek third parties there to collaborate in offshore development efforts. We have not had extensive operations in Asia and therefore may lack necessary expertise to successfully increase our sales and development activities in the region or generate profits from such activities. Such expansion plans will also require additional funding which may not be available on favorable terms, if at all.

Failure to meet international environmental regulations could harm our business.

New regulations regarding leaded solder and other hazardous materials go into effect for shipments to the European Union in July 2006. If we or our suppliers fail to meet the deadline for complying with these regulations, we will not be able to sell our products in Europe, and our operating results will suffer.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights and our ability to enforce them may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share and result in lost revenues. These risks will become greater as we move forward with plans to increase offshore development and manufacturing.

Recent changes in management may be disruptive.

We recently had some changes in management. Effective March 15, 2006, Ronald H. Bissinger replaced Darryl Ray as CFO and COO. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results and financial condition.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, our business may suffer.

We depend substantially on the principal members of our management, including Haseeb Chaudhry, Chief Executive Officer and Ron Bissinger, Chief Operating Officer and Chief Financial Officer. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel from numerous companies in the highly competitive northern California business area. The inability to attract and retain these personnel could result in delays in the research, development and commercialization of our potential products.

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

We may engage in future acquisitions, which could be expensive and time consuming, and such acquisitions could adversely affect your investment in us as we may never realize any benefits from such acquisitions.

Although we currently have no commitments or agreements with respect to any material acquisitions, we may seek to acquire technologies or products to expand our business. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to other intangible assets or the impairment of goodwill, which could adversely affect our results of operations and financial condition.

Integrating acquired technologies may be costly and may not result in technological advances.

We have licensed in certain technologies and are working with collaborators to integrate those technologies into future products. However, market advances resulting from the integration of these technologies may not be achieved as successfully or rapidly as anticipated, if at all.

If we lose some or all rights to the Digital Optical Imaging patents, our business may suffer.

Under the terms of an agreement with Digital Optical Imaging Corporation (“DigiOpt”), we received certain exclusive rights to make and sell products incorporating the inventions disclosed in four United States patents. These patents describe the use of micro-optical-electrical-mechanical components such as digital micro mirror devices for controlling both excitation and emission light in ways that can improve the performance of instruments like the NovaRay®. We are working with strategic partners to incorporate these technologies into future products. Under the terms of the agreement, we are obligated to pay certain patent prosecution costs and maintenance fees. Failure to pay these costs and fees as they arise may lead to abandonment of the rights. Furthermore, under the terms of the agreement, as amended, DigiOpt may convert the exclusive license to non-exclusive if we do not make our first commercial sale of a product incorporating the licensed technology by October 30, 2007, and may terminate the license if we do not make our first commercial sale of a product incorporating the licensed technology by April 30, 2008. Loss of these exclusive rights by abandonment, conversion, or termination would impair our ability to develop and market new products.

If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, our production facilities and headquarters in California could be subject to a catastrophic loss caused by earthquake. Although we outsource the manufacturing of some products and components, final assembly, testing and storage occurs at our San Leandro, California facilities. If these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes.

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

Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley

Act of 2002, we will be required beginning with our fiscal year ending December 31, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

Only a relatively small quantity of our shares is available for trade and as a result, our stock may suffer from limited liquidity and significant volatility.

The amount of float of our stock is relatively small and as such investors may find it difficult to acquire or sell our stock. Our historical trading volume has been small and single trades are capable of causing large changes in our stock price.

Rules applicable to trading of our common stock reduce the level of trading in the secondary market for our stock and as a result, investors may find it difficult to sell their shares.

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rules requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Our competitors have more resources than we do.

Our products face competition from other companies that have more financial resources, technical staff and manufacturing and marketing capabilities than we do. It may be difficult for us to compete with larger companies investing greater resources in development, marketing and distribution of their products.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is “www.alphainnotech.com”.

ITEM 2. DESCRIPTION OF PROPERTY

Headquarters, manufacturing, and research and development are housed in 35,000 feet of leased space in San Leandro, California. This lease expires November 30, 2011.

Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings that would have a material adverse impact on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting (the “Annual Meeting”) of stockholders was held at the offices of Stubbs Alderton & Markiles, LLP, 15821 Ventura Blvd., Suite 525, Encino, CA 91436, on October 3, 2005 at 11:00 a.m. Pacific time, pursuant to a written notice given to all stockholders of record at the close of business on August 12, 2005 (the “Record Date”) in accordance with our Bylaws. The number of shares of Common Stock issued and outstanding and entitled to vote on the Record Date was 16,533,269. The number of shares represented and voting in person or by proxy at the meeting was as follows:

By Proxy:	13,654,752
In Person:	0

Total:	13,654,752

The total number of shares present in person and by proxy equaled approximately 82.59% of the total shares issued and outstanding and entitled to vote at the meeting, thereby constituting a quorum for purposes of the meeting. Results of shareholder votes are summarized below.

Election of Directors:

Name	For	Withheld
Michael D. Bick	10,756,433	2,898,319
Douglas L. Ayer	11,077,528	2,577,224
John C, Gerdes	13,114,291	540,461
James H. Chamberlain	11,042,928	2,611,824
James B. Mahony	12,291,184	1,363,568
N. Price Paschall	11,078,928	2,575,824

Approval of the Plan and Agreement for Merger with Alpha Innotech Corporation:

For	Against	Abstain	Broker non-votes
8,585,381	282,600	6,400	4,780,371

Approval of Reverse Stock Split:

For	Against	Abstain	Broker non-votes
8,491,231	376,150	7,000	4,780,371

Approval of Changing the Corporations Name:

For	Against	Abstain	Broker non-votes
8,710,381	157,600	6,400	4,780,371

Approval of the Adjournment Proposal:

For	Against	Abstain	Broker non-votes
13,207,102	404,050	43,600	0

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock previously traded on the OTC Bulletin Board under the symbol “XTRN.” The Merger, and the 1 for 10 reverse stock split made in connection with the Merger, was completed on October 3, 2005. Our common stock began trading on the OTC Bulletin Board under the new symbol “APNO” on October 6, 2005. For the periods indicated, the following table sets forth the high and low bid prices per share for our common stock, as reported by OTC BB Reports. In constructing the following table, we adjusted prices reported by OTC BB Reports for trades occurring on or before October 3, 2005 to reflect the 1 for 10 reverse stock split. The prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2005	High Bid	Low Bid
First Quarter*	$1.95	$1.40
Second Quarter*	1.75	1.40
Third Quarter*	2.05	1.41
Fourth Quarter	2.00	0.15

Fiscal Year 2004	High Bid	Low Bid
First Quarter*	$2.20	$0.90
Second Quarter*	2.20	1.10
Third Quarter*	2.20	1.60
Fourth Quarter*	2.30	1.50

*	Price quotes are those of Xtrana, Inc., the predecessor of Alpha Innotech Corp. See Business Description.

Holders

As of March 29, 2006, there were approximately 66 record owners of our common stock.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

The rest of this Item is incorporated by reference to the Proxy Statement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Certain statements made in this report may constitute forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Alpha Innotech does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this filing. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks Factors” and elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Alpha Innotech bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. Actual results may differ from these estimates under different assumptions or conditions. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and may not be known for extended periods of time. These uncertainties are discussed in this report in the section entitled “Risk Factors.”

Our critical accounting policies are set forth below.

Revenue Recognition

Our revenue is derived from the sale of digital imaging systems and other products, net of returns and allowances and is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collectibility is probable. All products are sold with a 1-year standard warranty agreement and we record an associated reserve for estimated warranty costs.

For products sold where software is deemed to be more than incidental, we follow Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. When a digital imaging system is sold, the multiple elements are software and maintenance and support. Revenue allocated to software is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Revenue allocated to maintenance and support is recognized ratably over the maintenance term, typically for a period of one year, beginning when a digital imaging system is considered sold or an extended maintenance and support contract is signed.

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in its customer demand and acceptance of its product when evaluating the adequacy of its allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2005 our allowance for sales returns was $94,944 and its allowance for doubtful accounts was $26,956.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of its products and record inventory write-downs for excess and obsolete inventory. As of December 31, 2005, our allowance for excess and obsolete inventory was $55,859.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $5,118,286 at December 31, 2005. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Stock-Based Compensation

We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we adopted the “disclosure only” alternative described in SFAS 123 for its employee stock option plan. hawse have four stock-based employee compensation plans. Stock-based employee compensation cost of $3,684 was recognized under these stock-based employee compensation plans during the year ended December 31, 2004.

Had compensation cost for our stock option plans been determined based on the fair market value at the grant dates for stock options granted consistent with the provision of SFAS 123, the expense for the years ended December 31, 2005 and 2004, net of the related tax effect, would have been increased to the pro forma amounts indicated below:

	2005	2004
Net loss applicable to common stockholders as reported	$(3,126,404)	$(4,002,158)
Effect of stock-based compensation	—	3,684
Effect of stock-based compensation per SFAS 123	(37,524)	(144,935)

Net loss applicable to common stockholders - pro forma	$(3,163,928)	$(4,143,409)

	2005	2004
Basic and diluted:
Net loss per share as reported	$(0.80)	$(1.51)
Effect of stock-based compensation	—	—
Effect of stock-based compensation per SFAS 123	(0.01)	(0.05)

Net loss applicable to common stockholders - pro forma	$(0.81)	$(1.56)

For these options, we calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2005	2004
Risk-free interest	4.62%	4.82%
Expected life	10 years	10 years
Expected volatility	70%	70%
Expected dividend	0.00	0.00

The expected life was determined based on the options vesting period and exercise behavior of the employees.

Loss per Share

Basic net loss per share to common shareholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by us. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to our net loss.

The following outstanding stock options, warrants, common stock subject to repurchase by us, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect s of December 31, 2005 and 2004:

	2005	2004
Shares issuable upon exercise of stock options	—	—
Shares issuable upon exercise of warrants	573,307	393,672
Shares issuable upon conversion of redeemable convertible preferred stock	4,293,329	3,288,250

Denominator for basic and diluted calculations	4,866,636	3,681,922

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”). This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123 (R)”). This Statement revises SFAS 123 and supersedes APB 25. SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. We plan to adopt SFAS 123(R) using the modified prospective method, whereby we will expense the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. We intend to use the Black-Scholes valuation method to estimate the fair value of our options. The Company expects that implementation of SFAS 123(R) will result in an immaterial amount of additional expense related to share-based compensation in 2006. However, the actual expense in 2006 depends on a number of factors, including fair value of awards at the time of grant and the number of share-based awards granted in 2006.

Overview

As a result of the merger with Alpha CA in October 2005, we added the assets, liabilities and business and operations of Alpha CA. The financial statements reported in Item 7 below consolidate our balance sheets, but the statement of operations generally shows only Alpha CA activities. Furthermore, prior to the Merger, Alpha CA had a 100% wholly owned subsidiary in the United Kingdom (“Alpha UK”). Alpha UK suspended all operation in 2003 and was dissolved in 2005.

Comparison of the Year Ended December 31, 2005 and 2004

Revenues

Our revenues are primarily derived from sale of instruments, software, consumables, and service contracts. Revenues for the year ended December 31, 2005 increased $1,539,428, or 14.6%, from $10,511,334 for the year ended December 31, 2004, to $12,050,762 for the year ended December 31, 2005. Almost all of the growth in sales from 2004 to 2005 is attributable to increased productivity from a larger U.S. sales team.

Revenues outside of the United States represented 34.5% of our total revenues for the year ended December 31, 2005 and 38.5% of our total revenues for the year ended December 31, 2004.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the year ended December 31, 2005 increased $1,031,822 or 19.2%, to $6,409,774, from $5,377,952 for the year ended December 31, 2004 due primarily to higher sales volume and inventory scrapped related to obsolete product lines.

Gross Profit

Gross profit for the year ending December 31, 2005 increased $507,606 or 9.9%, to $5,640,988, from $5,133,382 for the year ended December 31, 2004. The gross profit as a percentage of revenues declined from 48.8% for the year ended December 31, 2004 to 46.8% due primarily to increased standard component costs for upgraded products and inventory scrapped related to obsolete product lines.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2005 increased $807,827 or 20.6%, to $4,732,602, from $3,924,775 for the year ended December 31, 2004. Sales and marketing expenses as a percentage of revenues increased from 37.3% for the year ended December 31, 2004 to 39.3% for the year ended December 31, 2005. The increase of sales and marketing expenses was primarily due to costs of new direct sales personnel, increased commission expense, and increased advertising costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2005 decreased $389,840 or 19.9%, to $1,573,017 from $1,962,857 for the year ended December 31, 2004. Research and development expenses as a percentage of revenues decreased from 18.7% for the year ended December 31, 2004 to 13.1% for the year ended December 31, 2005. Research and development spending declined from 2004 as new products, particularly the NovaRay®, were launched in 2005.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2005 decreased $432,004 or 21.9%, to $1,536,634 from $1,968,638 for the year ended December 31, 2004. The general and administrative expenses as a percentage of revenues decreased from 18.7% for the year ended December 2004 to 12.8% for the year ended December 31, 2005. The decrease in general and administrative expenses was attributable in part to reduced salary expense, offset by merger related costs.

Other Income (Expense)

Interest expense for the year ended December 31, 2005 was $307,151 as compared to $573,500 for the year ended December 31, 2004. The decrease in interest expense was due primarily to elimination of approximately $1.98 million debt due to a conversion of convertible notes to equity in September 2004. The reduction in debt and interest expense was partially offset by interest expense on a $1.5 million term loan taken in April 2005

Liquidity and Capital Resources

From inception through December 31, 2005, Alpha CA had raised a total of $1,956,076 net of offering costs in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319 net of offering costs from the sale of redeemable convertible preferred stock, and $107,137 net of offering costs from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As of December 31, 2005, we had $545,665 in cash and a working capital deficit.

At December 31, 2005, we had the following capital resources available:

•	BFI Business Finance Line of Credit – On March 9, 2004, Alpha CA established a line of credit with BFI Business Finance (“BFI”). The interest rate is variable. As of December 31, 2005 the interest rate was 10.2% and the outstanding balance was subject to a 0.50% per month administrative fee.

•	Loan From Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments beginning on November 1, 2005. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

Cash used in operating activities was $2,440,144 and $1,299,097 for the years ending December 31, 2005 and December 31, 2004, respectively. During 2005, the primary use of cash was to fund our net loss (adjusted for non cash expenses of depreciation and imputed costs of stock based compensation). The increase in accounts receivables and inventories, and the decrease in accounts payable, also consumed cash in 2005. Accounts receivable increased by 23% from 2004 to 2005 due to increased sales volume (sales increased by 14.6% from 2004 to 2005) and timing issues. The increase in inventory of 25% from 2004 to 2005 was made to fulfill anticipated future demand; however the effect of these purchases of inventory on accounts payable was muted due to pre-payment terms for certain components. Accounts payable decreased in the fourth quarter of 2005 when cash available from the closing of the Xtrana merger in October 2005 was used to pay down vendor obligations. During 2004, net cash used in operating activities resulted primarily from our net loss which was adjusted for non cash expenses of depreciation and imputed costs of interest on convertible notes payable and warrants issued in lieu of compensation. An increase in accounts receivables was partially offset by an increase in accounts payable and a decrease in inventories. In order to preserve cash during 2004, we extended payment to suppliers, thereby increasing accounts payable.

Cash provided by financing activities was $1,246,768 and $1,523,344 for the years ending December 31, 2005 and December 31, 2004, respectively. In the year ending December 31, 2005, $1,645,920 was provided from issuance of debt obligations and offset by $400,000 of repayments of debt obligations. In the year ending December 31, 2004, $1,610,046 was provided from issuance of debt obligations and $652,199 from issuance of convertible notes, offset by $740,504 of repayments of debt obligations.

Cash provided by (used in) investing activities was $1,698,867 and ($356,570) for the years ending December 31, 2005 and December 31, 2004, respectively, to purchase property and equipment needed to support our operations. The Company acquired $2,033,000 in cash as a result of the Merger.

If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

ALPHA INNOTECH CORPORATION

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On December 22, 2005, we dismissed Hein & Associates LLP as our independent registered public accounting firm. The decision was approved by our Audit Committee and our Board of Directors.

The reports of Hein & Associates LLP on the Xtrana, Inc. financial statements for the past two fiscal years do not contain an adverse opinion or disclaimer of opinion. However, the report for the fiscal year ended December 31, 2004 was modified due to an uncertainty about the ability of Xtrana, Inc. to continue as a going concern. During the past two fiscal years and the subsequent interim period preceding the termination, there were no disagreements with Hein & Associates LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein & Associates LLP would have caused Hein & Associates LLP to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

We requested that Hein & Associates LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the our statements in this Item 4.01(a). A copy of the letter furnished by Hein & Associates LLP in response to that request, dated January 11, 2006, is filed as Exhibit 16.1 to the Form 8-K/A filed January 11, 2006.

(b) On December 22, 2005, Rowbotham & Company LLP was engaged as our new independent registered public accounting firm. During the two most recent fiscal years and the interim period preceding the engagement of Rowbotham & Company LLP, we have not consulted with Rowbotham & Company LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alerting them to material information relating to the Company required to be in our Exchange Act filings.

b) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal controls over financial reporting, that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

[Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2006 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.]

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information, as of March 31, 2006, regarding those individuals who serve as our directors and executive officers:

NAME	AGE	POSITION
Haseeb Chaudhry	40	Chief Executive Officer and Director
Ronald H. Bissinger	55	Chief Operating Officer and Chief Financial Officer
Lewis Chapman	55	Vice President Global Sales & Marketing
William Snider	35	Chairman of the Board
Michael D. Bick, Ph.D.	61	Director
James H. Chamberlain	58	Director
John Hodgman	51	Director
Nagesh Mhatre, Ph.D.	73	Director
Darryl Ray, Ph.D.	54	Director

HASEEB CHAUDHRY co-founded Alpha CA in 1992 and has served as its Chief Executive Officer since 2001. Mr. Chaudhry has over 15 years of experience in strategic planning, business development, sales and marketing and managing technology and application development. Prior to founding Alpha CA, Mr. Chaudhry was involved with a start-up company, American Synthesis, that sold and marketed customized oligonucleotides, reagents, chemicals and scientific instruments. He holds a B.A. degree in Genetics from the University of California, Berkeley.

RONALD H. BISSINGER has served as our Chief Operating Officer and Chief Financial Officer since March, 2006. Mr. Bissinger brings over 30 years experience in finance, manufacturing, business development and mergers and acquisitions to Alpha Innotech. Prior to joining the company he was an independent consultant to emerging life sciences companies, including Alpha Innotech. From 2003 to 2004 Mr. Bissinger was Chief Financial Officer of Accela and from 2002 to 2003 Executive Vice President of PointBase, both of which were software companies. From 1999 to 2001 he was Chief Financial Officer of Lexar through the semiconductor company’s initial public offering on the NASDAQ, and from 1998 to 1999 was Vice President of Finance and Business Development and Chief Financial Officer of Ultradata, an enterprise software company trading on the NASDAQ. Mr. Bissinger began his career in technology development and commercialization with Exxon, General Electric and Siemens. Mr. Bissinger holds a B.S. in Chemical Engineering from Clarkson University, an M.S. in Chemical Engineering from the University of California, Berkeley, and an M.B.A. from the University of Denver.

LEWIS CHAPMAN joined Alpha Innotech Corporation as Vice President Global Sales and Marketing in April, 2004. Mr. Chapman brings over 30 years of experience in the research instrument, medical device, and biopharmaceutical industries. From 2002 to 2003 Mr. Chapman was Chief Business Officer, Vice President, Business Development and Strategic Marketing at Xcyte Therapies in Seattle, Washington. From 2001 to 2002, Mr. Chapman was Chief Business Officer and Vice President of Global Marketing and Sales for VidaMed, Inc., Fremont, CA, a medical device company specialized in urology. In 2002, VidaMed was acquired by Medtronic for $326 million. In 2000, Mr. Chapman was Vice President of Global Marketing at Nexell Therapeutics, Irvine, CA. Mr. Chapman started his career with Eli Lilly & Company, and moved on to Syntex, Genentech and Triton Biosciences/Berlex Labs. Mr. Chapman’s significant product launches include Activase (t-PA) (1987 first year sales $187 million) and Betaseron (1993 first year sales $206 million). Mr. Chapman holds a B.S. in Biological Sciences from the University of California, Davis, and an M.B.A. from Southern Illinois University.

WILLIAM SNIDER, CFA has been a member of Alpha CA’s board of directors since 2002. Mr. Snider is a general partner and co-founder of Emerging Technology Partners, LLC. Prior to ETP he was a mutual fund portfolio manager at T. Rowe Price. Mr. Snider joined T. Rowe Price in 1991 after attending the Wharton School. Shortly thereafter he became the youngest vice president and portfolio manager in the firm’s 60+ year history. His responsibilities included managing $2 billion of mutual fund and institutional client portfolios.

MICHAEL D. BICK, PH.D., previously served as Chairman of Board of Xtrana from July 1993 until the closing of the Merger and has been a director of the combined company since October 2005. Dr. Bick also served as Chief Executive Officer of Xtrana from August 1991 until August 2000 and President from January 1996 until August 2000. In 1988, Dr. Bick founded Xtrana’s former subsidiary, MeDiTech, and was President and Chief Executive Officer thereof until it was acquired by Biopool in January 1992. Prior to that date, he was co-founder and president of a privately held medical device firm for ten years. Dr. Bick received a Ph.D. in molecular biology from the University of Southern California in 1971 and was affiliated with the Harvard Medical School and Children’s Hospital Medical Center in Boston carrying out research in human genetics from 1971 to 1974. Dr. Bick was a staff member of the Roche Institute of Molecular Biology from 1974 to 1978. Dr. Bick has served on the Board of Counselors of the School of Pharmacy, University of Southern California, is a Charter Member of the Keiretsu Forum of Southern California and a Director of VCBio.

JAMES H. CHAMBERLAIN has been a member of our Board of Directors since October 2005. He was appointed as the interim Chief Executive Officer and Chief Financial Officer of Xtrana in March 2004 and served in that position until the closing of the Merger. Since November 2000, Mr. Chamberlain has served as a director of the West Virginia University Foundation. Mr. Chamberlain founded BioSource International, Inc., a Nasdaq National Market System company dedicated to the research, development, manufacturing, and marketing of biomedical products to the diagnostic and research markets, in 1989. Mr. Chamberlain retired as a director of BioSource and as its Chairman, President, and Chief Executive Officer in 2000. Prior to BioSource, Mr. Chamberlain was the Manager of Business

Development for Amgen, Inc. Mr. Chamberlain also serves on the Boards of Directors of Marligen and Cerionx, both private companies in the biotechnology industry. Mr. Chamberlain received a B.S degree in biology and chemistry from West Virginia University in 1969 and completed an M.B.A. Executive Program at Pepperdine University in 1981.

NAGESH S. MHATRE, PH.D., has been a member of Alpha CA’s Board of Directors since 2001, and was its Executive Chairman from 2001 until December 2005. Dr. Mhatre is currently an executive chairman of BioImagene. Dr. Mhatre has over 40 years of senior management experience in international medical technology companies, including Miles Laboratories (Bayer, Ag. and Becton Dickinson & Company. While at Becton Dickinson, he served for 13 years as corporate vice president and president of its Immunocytometry Systems Division. Prior to this, he was for three years President of Becton Dickinson Laboratory Products, Europe, in Grenoble, France. At Miles Laboratories, he served for four years as managing director, Miles-Yeda, in Rehovot, Israel, a joint venture with the Weizmann Institute of Science. Dr. Mhatre has been a member of the Boards of Governors of Silicon Valley Capital Club, Heidelberg International Club, San Francisco, CA. and Friends of Weizmann Institute of Science. He serves as a Trustee on the Board of World Affairs Council, San Francisco. Dr. Mhatre is a charter member and membership chair (1998-9) of The Indus Entrepreneur-TiE Silicon Valley. Dr. Mhatre received his B.S. degree from Bombay University, India, an M.S. degree from Oregon State University and a Ph.D. degree in biochemistry/microbiology from Rutgers University.

JOHN HODGMAN has been a member of our Board of Directors since February 28, 2006. Mr. Hodgman also serves on the boards of a number of publicly and privately held biotechnology and technology companies, including AVI BioPharma, Inc., Cygnus, Inc.(as Chairman), Inflazyme Pharmaceuticals (as Chairman) and Immersion Corporation. Mr. Hodgman has had leadership positions in a number of biotechnology and technology companies. He served as President and CEO of Aerogen, Inc. where he directed the merger with Nektar Corporation. From 1994 to 2005 he was with Cygnus, Inc. serving as Chairman, President and CEO from 1998 where he lead the commercialization of the first FDA approved non-invasive continuous glucose monitor system. Mr. Hodgman also held corporate officer positions with Central Point Software and Ateq Corporation. In addition, he has been a consultant for Price Waterhouse Consulting Group. Mr. Hodgman received his B.S. in Accounting and Finance from Brigham Young University and his M.B.A. in Finance and Business Law from the University of Utah.

DARRYL RAY, PH.D., has been a member of our Board of Directors since 1992. Dr. Ray co-founded Alpha CA, and served as our President from 1992, Chief Operating Officer from 2001, and Chief Financial Officer from 2005, all until March 2006. Prior to founding Alpha CA, Dr. Ray was Director of Technical Affairs at American Synthesis, overseeing Quality Assurance of the oligonucleotides manufacturing facility and actively leading the development of a variety of new instruments for Life Science research. Prior to America Synthesis, Dr. Ray was involved in the development of diagnostic, R&D, and research instruments at American

Bionetics (ABN) and Hoefer Scientific Instruments (now Harvard Bioscience). Dr. Ray received his B. S. degree in biology from California State Polytechnic University, Pomona and his Ph.D. degree in Cell Biology from the University of California, Santa Barbara.

Code of Ethics

We previously adopted a Code of Ethical Conduct applicable to all directors, officers and employees, and included a copy thereof as an exhibit to our 10-KSB/A filed April 28, 2004.

The remainder of this Item is incorporated by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1.1[7]	1993 Stock Incentive Plan*

4.1.2[8]	2000 Stock Incentive Plan*

4.1.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.1.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.1.5[5]	Secured Promissory Note Dated April 8, 2005

4.1.6[5]	Loan and Security Agreement dated March 9, 2004

10.2[9]	Secured Promissory Note Dated December 16, 2004 made by Alpha Innotech Corporation in favor of Xtrana

10.3[9]	Pledge and General Security Agreement dated December 16, 2004 between Alpha Innotech Corporation and Xtrana

10.4[5]	Employment Agreement between Alpha Innotech Corporation and Haseeb Chaudhry dated May 11, 2001*

[1]	Incorporated by reference to our Form 8-K filed December 17, 2004
[2]	Incorporated by reference to our Form 8-K filed April 12, 2005.
[3]	Incorporated by reference to our Form 8-K filed July 11, 2005.
[4]	Incorporated by reference to our Form 8-K filed August 26, 2005.
[5]	Incorporated by reference to our Form 8-K filed October 7, 2005.
[6]	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
[7]	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
[8]	Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
[9]	Incorporated by reference to our Form 10-KSB filed March 31, 2005.

10.5[5]	Amendment No. 1 to Employment Agreement with Haseeb Chaudhry dated April 6, 2005*.

10.6[5]	Employment Agreement between Alpha Innotech Corporation and Darryl Ray dated May 11, 2001*

10.7[5]	Amendment No. 1 to Employment Agreement with Darryl Ray dated April 6, 2005.*

10.8[10]	Employee offer letter to Ronald H. Bissinger*

11.1[11]	Statement regarding computation of per share earnings

14.1[12]	Code of Ethics

16.1[13]	Letter on change in certifying accountant

21.1	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[14]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Management contract or compensatory plan
[10]	Incorporated by reference to our Form 8-K filed March 9, 2006.
[11]	Incorporated by reference to the discussion of “Loss per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2005 and 2004 of this report.
[12]	Incorporated by reference to our Form 10-KSB/A filed April 28, 2004.
[13]	Incorporated by reference to our Form 8-K/A filed January 11, 2006.
[14]	Incorporated by reference to Power of Attorney located on page S-1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Proxy Statement.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of

Alpha Innotech Corp.:

We have audited the accompanying consolidated balance sheet of Alpha Innotech Corp. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, negative cash flows from operations had has both a working capital and a capital deficit at December 31, 2005, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham and Company LLP

San Francisco, California

March 28, 2006

ALPHA INNOTECH CORP.

Consolidated Balance Sheet

As of December 31, 2005

2005
Assets
Current assets:
Cash and cash equivalents	$545,665
Accounts receivable, net	2,410,570
Inventory, net	952,009
Prepaid expenses and other current assets	211,988

Total current assets	4,120,232

Property and equipment, net	1,171,276

Other assets	76,325

Total assets	$5,367,833

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,496,828
Accrued liabilities	1,084,341
Current portion of debt	1,555,966
Deferred revenue	774,971
Other liabilities	230,198

Total current liabilities	5,142,304

Debt, net of current portion	800,000

Commitments and contingencies	—

Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 9,725,809 shares issued and outstanding	97,258
Additional paid-in capital	16,703,678
Deferred stock-based compensation	—
Accumulated deficit	(17,375,407)

Total shareholders’ deficit	(574,471)

Total liabilities and shareholders’ deficit	$5,367,833

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Operations

For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenue	$12,050,762	$10,511,334

Cost of goods sold	6,409,774	5,377,952

Gross profit	5,640,988	5,133,382

Operating costs and expenses:
Sales and marketing	4,732,602	3,924,775
Research and development	1,573,017	1,962,857
General and administrative	1,536,634	1,968,638

Total operating costs and expenses	7,842,253	7,856,270

Loss from operations	(2,201,265)	(2,722,888)

Other income (expense):
Interest expense	(307,151)	(573,500)
Other income (expense), net	13,473	(1,367)

Total other income (expense)	(293,678)	(574,867)

Net loss	(2,494,943)	(3,297,755)

Accretions on redeemable convertible preferred stock	(631,461)	(704,403)

Net loss applicable to common shareholders	$(3,126,404)	$(4,002,158)

Net loss per share - basis and diluted	$(0.80)	$(1.51)

Weighted average shares outstanding - basic and diluted	3,888,451	2,648,473

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2005 and 2004

	Redeemable Convertible Preferred Stock
	Series A		Series A-1		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total
Balance at January 1, 2004	10,533,334	$9,568,853	—	$—	2,648,159	$26,482	$450,600	$(3,684)	$(10,246,845)	$(9,773,447)
Accretion of preferred stock to redemption value	—	72,403	—	—	—	—	—	—	(72,403)	(72,403)
Accretion of cumulative preferred dividend	—	632,000	—	—	—	—	—	—	(632,000)	(632,000)
Issuance of Series A-1 convertible preferred share for cash, net of issuance costs of $22,295	—	—	7,343,418	2,180,733	—	—	—	—	—	—
Issuance of common stock warrants with convertible notes payable	—	—	—	—	—	—	240,000	—	—	240,000
Issuance of common stock warrants with convertible notes payable	—	—	—	—	—	—	65,036	—	—	65,036
Issuance of common stock warrants in lieu of compensation	—	—	—	—	—	—	363,224	—	—	363,224
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	3,684	—	3,684
Exercise of stock option for cash	—	—	—	—	821	8	1,595	—	—	1,603
Net loss	—	—	—	—	—	—	—	—	(3,297,755)	(3,297,755)

Balance at December 31, 2004	10,533,334	10,273,256	7,343,418	2,180,733	2,648,980	26,490	1,120,455	—	(14,249,003)	(13,102,058)
Accretion of preferred stock to redemption value	—	21,055	—	4,224		—	—	—	(25,279)	(25,279)
Accretion of cumulative preferred dividend	—	474,000	—	132,182		—	—	—	(606,182)	(606,182)
Exercise of stock option for cash	—	—	—	—	350	3	845	—	—	848
Issuance of common stock warrants	—	—	—	—	—	—	130,933	—	—	130,933
Conversion of preferred stock	(10,533,334)	(10,768,311)	(7,343,418)	(2,317,139)	5,423,152	54,232	13,031,218	—	—	13,085,450
Effect of reverse merger	—	—	—	—	1,653,327	16,533	2,420,227	—	—	2,436,760
Net loss	—	—	—	—	—	—	—		(2,494,943)	(2,494,943)

Balance at December 31, 2005	—	$—	—	$—	9,725,809	$97,258	$16,703,678	$—	$(17,375,407)	$(574,471)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,494,943)	$(3,297,755)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,800	762,073
Allowance for sales returns and doubtful accounts	39,519	7,381
Allowance for excess and obsolete inventory	(24,922)	28,397
Provision for demo equipment	15,000	6,000
Loss (gain) on disposal of property and equipment	2,736	(9,518)
Interest on convertible notes payable	—	387,554
Warrants issued in lieu of compensation	130,933	363,224
Amortization of deferred stock-based compensation	—	3,684
Change in operating assets and liabilities:
Accounts receivables	(474,535)	(669,283)
Inventory	(202,496)	523,443
Prepaid expenses and other current assets	(18,950)	(881)
Other assets	3,345	81
Accounts payable	(145,943)	438,158
Accrued liabilities	(95,204)	188,442
Deferred revenue	199,927	50,161
Other liabilities	46,589	(80,258)

Net cash used in operating activities	(2,440,144)	(1,299,097)

Cash flows from investing activities:
Cash acquired in reverse merger	2,033,000	—
Purchase of property and equipment	(334,133)	(356,570)

Net cash provided by (used in) investing activities	1,698,867	(356,570)

Cash flows from financing activities:
Proceeds from borrowing of debt obligation	1,645,920	1,610,046
Repayment of debt obligation	(400,000)	(740,504)
Proceeds from issuance of convertible notes	—	652,199
Proceeds from exercise of common stock options	848	1,603

Net cash provided by financing activities	1,246,768	1,523,344

Net increase (decrease) in cash and cash equivalents	505,491	(132,323)

Cash and cash equivalents at the beginning of the year	40,174	172,497

Cash and cash equivalents at the end of the year	$545,665	$40,174

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004
Supplemental disclosures of cash flow information:
Interest paid during the year	$294,321	$185,946

Income taxes paid during the year	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$631,461	$704,403

Conversion of convertible promissory notes into preferred stock	$—	$1,978,371

Conversion of interest payable into preferred stock	$—	$242,657

Conversion of preferred stock	$13,085,450	$—

Elimination of Xtrana, Inc.’s loan to Alpha Innotech Corporation	$500,000	$—

Detail of reverse merger:
Cash	$(2,033,000)	$—
Prepaid expenses	(23,000)	—
Notes receivable from Alpha Innotech Corporation	(500,000)	—
Accounts payable	26,000	—
Accrued liabilities	91,000	—
Other liabilities	2,240	—
Common stock issued to Xtrana, Inc.	2,436,760	—

Cash paid in 2005	—	—
Cash acquired in reverse merger	2,033,000	—

Cash acquired in reverse merger	$2,033,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations - Alpha Innotech Corporation was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California.

Alpha Innotech Corporation had a wholly-owned subsidiary, Alpha Innotech Limited, which was located in the United Kingdom and commenced sales operation in September 2001. Alpha Innotech Limited ceased its operations in August 2003 and was legally dissolved in August 2005.

Xtrana, Inc. was incorporated in October 1987 in the state of Delaware. Xtrana, Inc. previously developed and marketed nucleic acid-based tests for use in drug discovery, detection of environmental and food contaminants, forensics and identity testing human animal diseases, genetic predisposition to disease, and other applications. In January 2004, Xtrana, Inc. sold its intellectual property and began seeking a merger candidate.

Merger - On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. The officers and board members of Xtrana, Inc. resigned and were replaced by officers of Alpha Innotech Corporation along with newly elected board members. Alpha Innotech Corporation shareholders received 8,072,482 shares of common stock of Xtrana, Inc. As a result of the transaction, there are 9,725,809 shares of common stock issued and outstanding.

Xtrana, Inc. assumed all outstanding Alpha Innotech Corporation’s stock option and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on the following ratios:

•	Preferred stock warrants to common stock warrants at an exchange ratio of .3033634 for 1

•	Common stock warrants to common stock warrants at an exchange ratio of .1142909 for 1

The transaction has been treated as a reverse merger and a recapitalization of Alpha Innotech Corporation for reporting purposes.

Alpha Innotech Corp. and subsidiary (the “Company”) develops and markets both macro imaging and micro imaging systems. The macro imaging systems are used for image documentation, quantitative analysis, and image archiving. These systems are used with electrophoresis samples (gel, blots, autoradiographs, etc), microscopy applications, and general imaging from insects to culture plates. While the micro imaging systems address the micro array, multi-plex array and cell based markets. Researchers use the microimaging products to analyze slides or multi well microplates printed with genomic, proteomics or cellular samples and in some cases, fixed cell cultures.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

Management’s Plan – The Company obtained an additional term loan financing totaling $1,500,000 during April 2005. Also, as a result of the reverse merger, the Company received $2,033,000 in cash in October 2005. However, the Company has incurred substantial losses and negative cash flows from operations. For the year ended December 31, 2005, the Company incurred a loss from operations of $ 2,494,943 and negative cash flows from operations of $2,440,144 and has a working capital deficiency and a shareholders’ deficit as of December 31, 2005. Management expects operating losses to continue for the foreseeable future because of additional costs and expenses related to research and development activities. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses from operation and has been unable to generate positive cash flow from operations since 1999. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to fund its operating losses to date primarily through the sale of preferred stock. The ability of the Company to manage its operating expenses to a level that can be financed by existing cash is critical to the Company’s ability to continue as a going concern. Management plans to manage expenses and obtain additional sources of cash through debt and or capital financings. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

Principles of Consolidation - The consolidated financial statements include the financial statements of Alpha Innotech Corp. and its wholly-owned subsidiaries. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Uses of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short maturities of these instruments. The carrying fair value debt approximate fair value, as interest is tied to or approximates market rate.

Foreign Currencies - The United States dollar is the reporting currency for the Company. The functional currency used by Alpha Innotech Limited is the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents – For purposes of reporting cash flows, the Company considers all short-term, interest-bearing deposits with original matures of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Inventories - Inventories are stated at the lower of cost or market, cost being determined using the first-in, first out (“FIFO”) method. Reserves are established for excess or obsolete inventories.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and are depreciated over their estimated useful lives of the related assets principally using the straight-line method: 18 months for demo and loaner equipment, 3 years for computer hardware and software, 5 to 7 years for furniture, fixture and equipment. Leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of their estimated useful lives or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in other income and expense. Maintenance and repairs are charged to operations as incurred.

Income Taxes - Income taxes are accounted for using the asset and liability approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not. At December 31, 2005, a full valuation has been established for the deferred tax assets, as management believes that it is more likely than not that a tax benefit will not be realized.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future net undiscounted cash flows, which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2005.

Revenue Recognition - The Company’s revenue is derived from the sale of digital imaging systems, net of returns and allowances, and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collectibility is probable. All products are sold with a 1-year warranty agreement and the Company records an associated reserve for estimated warranty costs.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

For products sold where software is deemed to be more than incidental, the Company follows Statement of Position (“SOP”)97-2, “Software Revenue Recognition,” as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. When a digital imaging system is sold, the multiple elements are software and maintenance and support. Revenue allocated to software is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Revenue allocated to maintenance and support is recognized as deferred revenue when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Deferred revenue for maintenance and support is recognized ratably over the maintenance term, typically for a period of one year, beginning when a digital imaging system is considered sold or an extended maintenance and support contract is signed.

Revenue is recorded net of estimated returns. The Company’s management makes estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in its customer demand and acceptance of its product when evaluating the adequacy of its allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2005, the Company’s allowance for sales returns was $94,944 and its allowance for doubtful accounts was $26,956.

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $ 214,063 and $ 77,444 respectively.

Research and Development - Research and development costs are charged to operations as incurred.

Software Development Costs - Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized until the product is available for general release. The capitalized cost is then amortized on the straight-line basis over the estimated product life, or on the ration of current revenues to total projected project revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model and the point at which the product is ready for general release has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Stock-Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No.25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. As permitted by Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has adopted the “disclosure only” alternative described in SFAS 123 for its employee stock option plan.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

The Company has four stock-based employee compensation plans. Stock-based employee compensation cost of $3,684 was recognized under these stock-based employee compensation plans during the year ended December 31, 2004.

Had compensation cost for the Company’s stock option plans been determined based on the fair market value at the grant dates for stock options granted consistent with the provision of SFAS 123, the expense for the years ended December 31, 2005 and 2004, net of the related tax effect, would have been increased to the pro forma amounts indicated below:

	2005	2004
Net loss applicable to common shareholders as reported	$(3,126,404)	$(4,002,158)
Effect of stock-based compensation	—	3,684
Effect of stock-based compensation per SFAS 123	(37,524)	(144,935)

Net loss applicable to common shareholders - pro forma	$(3,163,928)	$(4,143,409)

	2005	2004
Basic and diluted:
Net loss per share as reported	$(0.80)	$(1.51)
Effect of stock-based compensation	—	—
Effect of stock-based compensation per SFAS 123	(0.01)	(0.05)

Net loss applicable to common shareholders - pro forma	$(0.81)	$(1.56)

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2005	2004
Risk-free interest	4.62%	4.82%

Expected life	10 Years	10 Years

Expected volatility	70%	70%

Expected dividend	—	—

The expected life was determined based on the options vesting period and exercise behavior of the employees.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

Loss Per Share - Basic net loss per share to common shareholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of December 31, 2005 and 2004:

	2005	2004
Shares issuable upon exercise of stock options	—	—
Shares issuable upon exercise of warrants	573,307	393,672
Shares issuable upon conversion of redeemable convertible preferred stock	4,293,329	3,288,250

Denominator for basic and diluted calculations	4,866,636	3,681,922

Comprehensive loss - For all periods presented, there were no differences between net loss and comprehensive loss.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables and holdings of cash. The Company’s credit risk is managed by investing its cash in high-quality money market instruments. The receivables credit risk is controlled through credit approvals, credit limits, monitoring procedures, and establishment of a reserve for doubtful accounts.

Segments - The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 established standards for reporting information about operating segments in financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company develops and markets both macro imaging and micro imaging systems. Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company’s only operating segment consist of sales of both macro and micro imaging systems to customers.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”). This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123 (R)”). This Statement revises SFAS 123 and supersedes APB 25. SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. The Company plans to adopt SFAS 123(R) using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company expects that implementation of SFAS 123(R) will result in an immaterial amount of additional expense related to share-based compensation in 2006. However, the actual expense in 2006 depends on a number of factors, including fair value of awards at the time of grant and the number of share-based awards granted in 2006.

2.	Balance Sheet Components

Accounts receivable consisted of the following at December 31, 2005:

2005
Accounts receivable	$2,532,470
Less allowance for sales returns	(94,944)
Less allowance for doubtful accounts	(26,956)

Accounts receivable, net	$2,410,570

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

Inventory consisted of the following at December 31, 2005:

2005
Raw materials	$982,328
Inventory in transit	25,540
Less allowance for excess and obsolete inventory	(55,859)

Inventory, net	$952,009

Property and equipment consisted of the following at December 31, 2005:

2005
Machinery and equipment	$361,930
Furniture and fixtures	208,201
Leasehold improvements	1,507,500
Loaner and demonstration units	1,184,999
Computers	257,344
Software	84,415

Total property and equipment	3,604,389
Less accumulated depreciation and amortization	(2,433,113)

Property and equipment, net	$1,171,276

In 2002, the Company entered into a capital lease agreement for production equipment. As of December 31, 2005, property and equipment includes $ 4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,039.

Accrued liabilities consisted of the following at December 31, 2005:

2005
Payroll and related costs	$546,924
Warranty	114,061
Audit and tax accrual	63,750
Finder’s fee	175,000
Royalty fees	60,952
Other	123,654

Accrued liabilities	$1,084,341

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

3.	Debt

Debt consisted of the following at December 31, 2005:

2005
Alexandria Finance, LLC Term Loan	$1,400,000
BFI Business Finance Line of Credit	955,966

Total debt	2,355,966
Less current portion	(1,555,966)

Debt, net of current portion	$800,000

Alexandria Finance, LLC Term Loan - In connection with funding of operations and sales and marketing efforts of new products and new sales channel in April 2005, the Company executed a term loan in the amount of $1,500,000 payable to Alexandria Finance, LLC. The Company issued as warrant to Alexandria Equities, LLC to purchase an aggregate of 720,000 shares of common stock with an exercise price of $0.20 per share and issued a warrant to ETP Finance Corp. to purchase an aggregate of 180,000 shares of common stock with an exercise price of $0.20 per share in association with the term loan. The loan matures in April 2008 with principal payment of $50,000 per month, starting November 2005. The interest rate applicable to the term loan is 12.5%. Interest expense on the term loan for the year ended December 31, 2005 was $162,363. In accordance with the merger agreement, the Alexandria Equities, LLC warrant was replaced with a common stock warrant to purchase 82,289 shares of common stock with an exercise price of $1.75 per share and the ETP Finance Corp. warrant was replaced with a common stock warrant to purchase 20,572 shares of common stock with an exercise price of $1.75 per share.

Maturities are as follows:

Year ending December 31:
2006	$600,000
2007	800,000

Alexandria Finance, LLC Term Loan	$1,400,000

BFI Business Finance Line of Credit - In connection with funding of operations and development of new products in March 2004, the Company established a line of credit with BFI Business Finance (“BFI”), in which the Company uses its accounts receivable as collateral and obtains advances from BFI up to 80% of the Company’s accounts receivable balance at the time of the borrowing, but with principal advances not to exceed $1 million. The interest rate of the line of credit is variable, and bears interest at a rate of 3% over prime. The interest rate as of December 31, 2005 was 10.22%. Interest expense on the line of credit for the years ended December 31, 2005 and December 31, 2004 was $118,258 and $106,568, respectively.

BFI Business Term Loan - In connection with funding of operations and development of new products in August 2004, the Company executed a loan in the amount of $300,000 payable to the BFI Business Finance (“BFI”). During 2005, BFI Business agreed to extend the term loan for a fee of $20,000. The term loan was repaid in 2005. Interest expense on the term loan for the years ended December 31, 2005 and December 31, 2004 was $11,299 and $64,635, respectively.

Xtrana Term Loan Agreement - In December 2004, Xtrana, Inc. loaned Alpha Innotech Corporation $500,000. This amount is eliminated in consolidation.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

Comerica Revolving Line of Credit - In connection with funding of operations and development of new products in August 2000, the Company established a $2 million revolving line of credit with Comerica bank. The line of credit limit was reduced to $1 million during fiscal 2002. The Company repaid the entire outstanding balance and closed the revolving line of credit in March 2004. Interest expense on the line of credit for the year ended December 31, 2004 was $9,065.

CEDLI Loan Agreement - In connection with funding of operations and development of new products in June 1999, the Company assumed a loan in the amount of $400,000 payable to the CEDLI. The Company repaid the entire outstanding balance of the loan in March 2004. Interest expense on the loan for the year ended December 31, 2004 was $650.

Convertible Notes - In August and December of 2002, the Company issued $1,303,815 in convertible promissory notes. These notes are convertible into Series A preferred stock. The notes bear interest of 8% per annum till March of 2004, and were adjusted to 6% thereafter. In December 2004, the convertible promissory notes were converted into Series A-1 preferred stock. The outstanding principal amount and interest accrued on the notes totaling $1,516,946 at the date of conversion. Interest expense on the convertible notes for the year ended December 31, 2004 was $70,931.

In March and September of 2004, The Company issued $674,494 in convertible promissory notes. These notes are convertible into Series A preferred stock. The notes issued in March and September bear interest of 6% per annum. In addition, common stock warrants were issued in connection with the convertible notes (see Note 7, Common Stock). In December 2004, the convertible promissory notes were converted into Series A-1 preferred stock. The outstanding principal amount and interest accrued on the notes totaled $686,082 at the date of conversion. Interest expense on the convertible notes for the year ended December 31, 2004 was $11,587.

4.	Commitments and Contingencies

The Company rents its office facilities under an operating lease, which expires on December 2011. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expenses. Rent expense for the years ended December 31, 2005 and 2004 was $579,877 and $557,398, respectively.

At December 31, 2005, total future minimum facility lease payments are as follows:

Year ending December 31:
2006	$580,083
2007	591,879
2008	603,920
2009	616,212
2010	628,760
Thereafter	600,244

Total minimum lease obligation	$3,621,098

Under the terms of the 2001 facility lease agreement, the Company is obligated to provide the lessor with a security deposit of $66,500, which is included in other assets.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

5.	Income Taxes

No provision or benefit for income taxes has been recognized for the years ended December 31, 2005 and 2004 as the Company has incurred net operating losses for tax purposes and had no loss carryback potential.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carryforwards	$3,402,884	$3,234,662
Research and development credits	544,261	539,121
Reserves and accruals	1,171,141	759,546

Total	5,118,286	4,533,329

Less valuation allowance	(5,118,286)	(4,533,329)

Deferred taxes	$—	$—

The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was $584,957 and $1,270,252, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets, and, accordingly a full valuation allowance is required.

The difference between the expected provision for income taxes, based on the U.S. federal statutory tax rate of 34%, to the Company’s actual income tax provision, effective tax rate of 0%, relates to a full valuation allowance.

At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $8,781,000 and $7,158,000, respectively. The federal and state net operating loss carryforwards will expire in various periods through 2026.

At December 31, 2005, the Company had federal and state research and development tax credits of approximately $544,000. The federal research and development tax credits will expire in various periods through 2026 and the California state research and development tax credits can be carried forward indefinitely.

Utilization of net operating loss carryforwards may be subject to substantial limitation due to the ownership change limitations provided by the internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

6.	Redeemable Convertible Preferred Stock

Dividends - Holders of the Series A and Series A-1 preferred shares are entitled to receive a cumulative dividend at the annual rate of 8% per share. The Company has accrued for dividends as the dividends are payable upon a redemption. Such dividends are payable in preference to any dividends for common stock declared by the Board of Directors. The Company has declared no dividends to date.

Redemption - Since the redemption of the Series A and Series A-1 preferred shares are not within the control of the Company, the Company is accreting the Series A and Series A-1 preferred stock to its expected redemption value. During the years ended December 31, 2005 and 2004, the Company recorded accretion of $631,461 and $704,403, respectively.

7.	Common Stock

Warrants for Common Stock – During 2005, the Company issued warrants to its officers to purchase an aggregate of 1,400,000 shares of common stock with an exercise price of $0.01 per share in connection with employment agreements. Using the Black-Scholes pricing model and the following assumption: estimated volatility of 70%, a contractual life of ten years, a zero dividend rate, 4.44% rate of return, and fair value of the common stock of $0.10 per share, the Company determined the allocated fair value of the warrants was $130,933 at the date of grant. This amount has been recorded as salary expense for the year ended December 31, 2005. In accordance with the merger agreement, the warrants were replaced with common stock warrants to purchase 160,007 shares of common stock with an exercise price of $0.0875 per share.

During 2004, the Company issued warrants to its shareholders to purchase an aggregate of 1,000,000 shares of common stock with an exercise price of $0.01 per share as additional consideration for the shareholders’ investment in the Company. Using the Black-Scholes pricing model and the following assumption: estimated volatility of 70%, a contractual life of five years, a zero dividend rate, 3.83% - 4.13% rate of return, and fair value of the common stock of $0.30 per share, the Company determined the allocated fair value of the warrants was $240,000 at the date of grant. The warrants were recorded as a discount to the convertible promissory notes. The Company accreted the $240,000 discount to interest expenses for the year ended December 31, 2004 due to the conversion of the convertible promissory notes into Series A-1 preferred stock in 2004. In accordance with the merger agreement, the warrants were replaced with common stock warrants to purchase 114,291 shares of common stock with an exercise price of $0.01 per share.

During 2004, the Company issued warrants to its officers to purchase an aggregate of 1,695,057 shares of common stock with an exercise price of $0.01 per share in connection with the officers’ forfeiture of cash payments for salary. Using the Black-Scholes pricing model and the following assumption: estimated volatility of 70%, a contractual life of five years, a zero dividend rate, 4.13% rate of return, and fair value of the common stock of $0.30 per share, the Company determined the allocated fair value of the warrants was $363,224 at the date of grant. This amount has been recorded as salary expense for the year ended December 31, 2004. In accordance with the merger agreement, the warrants were replaced with common stock warrants to purchase 193,730 shares of common stock with an exercise price of $0.875 per share.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

During March and September of 2004, the Company issued a warrant to purchase an aggregate of 269,797 shares of common stock at the price of $0.01 per share as additional consideration for the notes payable financing (see Note 3, debt). Using the Black-Scholes pricing model and the following assumption: estimated volatility of 70%, a contractual life of five years, a zero dividend rate, 3.83%-4.13% rate of return, and fair value of the common stock of $0.30 per share, the Company determined the allocated fair value of the warrants was $65,036 at the date of grant. The warrant was recorded as a discount to notes payable. The Company accreted $65,036 of the discount to interest expense for the year ended December 31, 2004. In accordance with the merger agreement, the warrant was replaced with a common stock warrant to purchase 30,835 shares of common stock with an exercise price of $0.0875 per share.

The following table summarizes information concerning outstanding and exercisable common stock warrants as of December 31, 2005:

	Common Stock Warrants Outstanding at December 31, 2005			Common Stock Warrants Exercisable at December 31, 2005
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.0875	598,212	4.96	$0.0875	598,212	$0.0875
$ 0.1000	16,639	0.75	$0.1000	16,639	$0.1000
$ 1.7500	102,861	6.27	$1.7500	102,861	$1.7500
$ 2.2400	101,122	0.75	$2.2400	101,122	$2.2400
$ 5.8600	7,584	0.20	$5.8600	7,584	$5.8600
$ 8.5900	22,500	4.34	$8.5900	22,500	$8.5900
$ 14.6900	5,000	4.17	$14.6900	5,000	$14.6900
$ 18.7500	5,000	1.25	$18.7500	5,000	$18.7500

	858,918			858,918

The above common stock warrants remained exercisable at December 31, 2005 and will expire at various dates between March 2006 and April 2015.

Stock Option Plans - At December 31, 2005, the Company had four stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of December 31, 2005, a total of 401,813 shares of Alpha Innotech Corp.’s common stock were reserved for issuance under two plans. Options granted under the two plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

As of December 31, 2005, a total of 533,672 shares of Alpha Innotech Corporation’s common stock were reserved for issuance under two plans. Under the two plans, Alpha Innotech Corporation may issue options to purchase common stock to employees, directors and consultants. Options granted under the two plans may be incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) may be granted only to Alpha Innotech Corporation employees, which includes officers and directors of Alpha Innotech Corporation. Non-qualified stock options (“NSO”) may be granted to employees and consultants. Options are to be granted at an exercise price not less than fair market value for an ISO or 85% of fair value for an NSO. For individual holding more than 10% of the voting rights of all classes stock, the exercise price of an option will not be less than 110% of fair market value. Options granted under the two plans generally vest over a one- to five-year period from the date of the grant.

The combined stock option activity for 2005 and 2004 under the above plans was as follows:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Aggregate Price
Balance at January 1, 2004	393,481	543,175	3.39	1,841,363
Exercised	—	(821)	1.95	(1,603)
Cancelled	13,879	(13,879)	2.58	(35,808)
Expired	9,545	(9,545)	2.51	(23,958)

Balance at December 31, 2004	416,905	518,930	3.43	1,779,994
Granted	(119,604)	119,604	1.65	197,347
Exercised	—	(350)	2.42	(848)
Cancelled	65,700	(65,700)	2.60	(170,820)
Expired	97,367	(97,367)	2.89	(281,391)

Balance at December 31, 2005	460,368	475,117	3.21	1,524,282

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

The following information summarizes stock options outstanding at December 31, 2005:

	Common Stock Options Outstanding at December 31, 2005			Common Stock Options Exercisable at December 31, 2005
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Exercise Price	Number Exercisable	Exercise Price
$ 1.40	31,672	4.82	$1.40	31,672	$1.40
$ 1.50	40,000	9.93	$1.50	3,332	$1.50
$ 1.66	57,202	9.34	$1.66	7,579	$1.66
$ 1.92	20,059	9.05	$1.92	7,436	$1.92
$ 2.30	11,000	6.60	$2.30	11,000	$2.30
$ 2.62	102,865	6.38	$2.62	90,509	$2.62
$ 2.89	120,006	5.41	$2.89	108,006	$2.89
$ 3.70	49,500	6.31	$3.70	48,583	$3.70
$ 6.60	2,000	2.83	$6.60	2,000	$6.60
$ 7.00	6,000	5.47	$7.00	6,000	$7.00
$ 7.81	1,500	5.25	$7.81	1,400	$7.81
$ 9.38	200	4.05	$9.38	200	$9.38
$ 9.40	15,663	3.42	$9.40	15,663	$9.40
$ 10.00	6,000	4.61	$10.00	6,000	$10.00
$ 10.30	1,500	4.61	$10.30	1,500	$10.30
$ 11.56	4,500	2.42	$11.56	4,500	$11.56
$ 14.38	825	0.11	$14.38	825	$14.38
$ 16.87	500	4.18	$16.87	500	$16.87
$ 23.13	2,125	1.40	$23.13	2,125	$23.13
$ 24.38	500	1.24	$24.38	500	$24.38
$ 25.00	1,500	0.96	$25.00	1,500	$25.00

	475,117			350,830

The weighted average remaining contractual life of outstanding options at December 31, 2005 was 7.87 years. At December 31, 2005, there were 350,830 options exercisable with a weighted average exercise prices of $3.68.

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

In addition the above, the Company in December 2005 granted its Chairman of the Board of Directors a nonstatutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The option vests with the following schedule: 200,000 on June 30, 2006 and 100,000 on December 31, 2006, subject to completion of certain milestones. The nonstatutory stock option expires in December 2015.

8.	Employee Benefits Plan

The Company offers the Alpha Innotech Corporation 401(k) Retirement Plan (“401(k) Plan”), a qualified voluntary contributory saving plan, available to substantially all the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2005 and 2004, the Company did not match its employee contribution. The Company’s cost of the 401(k) Plan for the years ended December 31, 2005 and 2004 was $0 and $0, respectively.

9.	Business Segment Information

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company’s only operating segment consist of sales of both macro and micro imaging systems to customers.

Revenue by geographic areas for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
United States	$7,888,428	$6,464,296
Asia and Pacific Rim	2,266,284	2,213,623
Europe	984,680	1,158,610
Canada	639,223	502,770
Other	272,147	172,035

Total revenue	$12,050,762	$10,511,334

Long-lived assets by geographic areas as of December 31, 2005 is as follows:

2005
United States	$1,247,601
International	—

Total long-lived assets	$1,247,601

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

10.	Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Forth Quarter
Revenue	$2,505,360	$2,513,254	$3,140,125	$3,892,023

Cost of goods sold	1,405,295	1,367,733	1,716,242	1,920,504

Gross profit	1,100,065	1,145,521	1,423,883	1,971,519

Operating expenses:
Sales and marketing	1,060,509	1,367,612	1,134,053	1,170,428
Research and development expenses	397,488	409,327	358,653	407,549
General and administrative expenses	285,337	488,633	336,074	426,590

Total operating expenses	1,743,334	2,265,572	1,828,780	2,004,567

Loss from operations	(643,269)	(1,120,051)	(404,897)	(33,048)

Other income (expense):
Interest expense	(43,006)	(118,862)	(79,808)	(65,475)
Other income (expense), net	80	515	(1,481)	14,359

Total other income (expense)	(42,926)	(118,347)	(81,289)	(51,116)

Net loss	(686,195)	(1,238,398)	(486,186)	(84,164)

Accretions on redeemable convertible preferred stock	(217,506)	(210,487)	(203,468)	—

Net loss applicable to common shareholders	$(903,701)	$(1,448,885)	$(689,654)	$(84,164)

Net loss per share - basis and diluted	$(0.34)	$(0.55)	$(0.28)	$(0.01)

Weighted average shares outstanding - basic and diluted	2,649,119	2,649,294	2,476,548	7,738,433

ALPHA INNOTECH CORP.

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Forth Quarter
Revenue	$1,906,672	$2,902,997	$2,549,014	$3,152,651

Cost of goods sold	1,015,390	1,510,624	1,332,746	1,519,192

Gross profit	891,282	1,392,373	1,216,268	1,633,459

Operating expenses:
Sales and marketing	822,084	1,123,216	903,856	1,075,619
Research and development expenses	488,816	549,314	488,409	436,318
General and administrative expenses	326,226	336,057	372,445	933,910

Total operating expenses	1,637,126	2,008,587	1,764,710	2,445,847

Loss from operations	(745,844)	(616,214)	(548,442)	(812,388)

Other income (expense):
Interest expense	(61,041)	(80,905)	(110,149)	(321,405)
Other income (expense), net	(1,305)	(1,311)	(1,721)	2,970

Total other income (expense)	(62,346)	(82,216)	(111,870)	(318,435)

Net loss	(808,190)	(698,430)	(660,312)	(1,130,823)

Accretions on redeemable convertible preferred stock	(176,101)	(176,101)	(176,101)	(176,100)

Net loss applicable to common shareholders	$(984,291)	$(874,531)	$(836,413)	$(1,306,923)

Net loss per share - basis and diluted	$(0.37)	$(0.33)	$(0.32)	$(0.49)

Weighted average shares outstanding - basic and diluted	2,648,198	2,648,258	2,648,446	2,648,980

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA INNOTECH CORP

Date: March 31, 2006	By:	/s/ Haseeb Chaudhry
Haseeb Chaudhry Chief Executive Officer

Date: March 31, 2006	By:	/s/ Ronald H. Bissinger
Ronald H. Bissinger Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Haseeb Chaudhry and Ronald H. Bissinger, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Haseeb Chaudhry	Chief Executive Officer	March 31, 2006
Haseeb Chaudhry	(Principal Executive Officer)

/s/ Ronald H. Bissinger	Chief Financial Officer	March 31, 2006
Ronald H. Bissinger	(Principal Financial and Accounting Officer)

/s/ William Snider	Chairman	March 31, 2006
William Snider

/s/ Michael D. Bick, Ph. D.	Director	March 31, 2006
Michael D. Bick, Ph. D.

/s/ James H. Chamberlain	Director	March 31, 2006
James H. Chamberlain

/s/ John Hodgman	Director	March 31, 2006
John Hodgman

/s/ Nagesh Mhatre, Ph. D.	Director	March 31, 2006
Nagesh Mhatre, Ph. D.

/s/ Darryl Ray, Ph. D.	Director	March 31, 2006
Darryl Ray, Ph. D.

S-1

ITEM 13. EXHIBITS

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1.1[7]	1993 Stock Incentive Plan*

4.1.2[8]	2000 Stock Incentive Plan*

4.1.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.1.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.1.5[5]	Secured Promissory Note Dated April 8, 2005

4.1.6[5]	Loan and Security Agreement dated March 9, 2004

10.2[9]	Secured Promissory Note Dated December 16, 2004 made by Alpha Innotech Corporation in favor of Xtrana

10.3[9]	Pledge and General Security Agreement dated December 16, 2004 between Alpha Innotech Corporation and Xtrana

10.4[5]	Employment Agreement between Alpha Innotech Corporation and Haseeb Chaudhry dated May 11, 2001*

[1]	Incorporated by reference to our Form 8-K filed December 17, 2004
[2]	Incorporated by reference to our Form 8-K filed April 12, 2005.
[3]	Incorporated by reference to our Form 8-K filed July 11, 2005.
[4]	Incorporated by reference to our Form 8-K filed August 26, 2005.
[5]	Incorporated by reference to our Form 8-K filed October 7, 2005.
[6]	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
[7]	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
[8]	Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
[9]	Incorporated by reference to our Form 10-KSB filed March 31, 2005.

1

10.5[5]	Amendment No.1 to Employment Agreement with Haseeb Chaudhry dated April 6, 2005*.

10.6[5]	Employment Agreement between Alpha Innotech Corporation and Darryl Ray dated May 11, 2001*

10.7[5]	Amendment No.1 to Employment Agreement with Darryl Ray dated April 6, 2005.*

10.8[10]	Employee offer letter to Ronald H. Bissinger*

11.1[11]	Statement re: computation of per share earnings

14.1[12]	Code of Ethics

16.1[13]	Letter on change in certifying accountant

21.1	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[14]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Management contract or compensatory plan
[10]	Incorporated by reference to our Form 8-K filed March 9, 2006.
[11]	Incorporated by reference to the discussion of “Loss per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2005 and 2004 of this report.
[12]	Incorporated by reference to our Form 10-KSB/A filed April 28, 2004.
[13]	Incorporated by reference to our Form 8-K/A filed January 11, 2006.
[14]	Incorporated by reference to Power of Attorney located on page S-1 of this report.

2