Form 10QSB
period 2006-03-31
ALPHA INNOTECH CORP
filed 2006-05-15
CIK 830736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14257

ALPHA INNOTECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced St., San Leandro, CA94577	(510) 483-9620
(Address of principal executive offices)	(Issuer’s telephone number )

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

As of May 10, 2006, there were 9,813,274 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

Alpha Innotech Corp.

Quarter Ended March 31, 2006

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHA INNOTECH CORP.

Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$238,153	$545,665
Accounts receivable, net	1,990,545	2,410,570
Inventory, net	832,224	952,009
Prepaid expenses and other current assets	193,599	211,988

Total current assets	3,254,521	4,120,232
Property and equipment, net	1,195,703	1,171,276
Other assets	98,825	76,325

Total assets	$4,549,049	$5,367,833

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,272,898	$1,496,828
Accrued liabilities	1,067,761	1,084,341
Current portion of debt	1,580,349	1,555,966
Deferred revenue	754,948	774,971
Other liabilities	197,874	230,198

Total current liabilities	4,873,830	5,142,304

Debt, net of current portion	650,000	800,000

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 9,725,809 shares issued and outstanding	97,258	97,258
Additional paid in capital	16,719,064	16,703,678
Accumulated deficit	(17,791,103)	(17,375,407)

Total shareholders’ deficit	(974,781)	(574,471)

Total liabilities and shareholders’ deficit	$4,549,049	$5,367,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$2,958,794	$2,505,360
Cost of goods sold	1,507,910	1,405,295

Gross profit	1,450,884	1,100,065

Operating costs and expenses:
Sales and marketing	982,531	1,060,509
Research and development	327,228	397,488
General and administrative	504,092	285,337

Total operating costs and expenses	1,813,851	1,743,334

Loss from operations	(362,967)	(643,269)

Other income (expense):
Interest expense	(84,475)	(43,006)
Other income (expense), net	31,746	80

Total other income (expense)	(52,729)	(42,926)

Net loss	(415,696)	(686,195)
Accretions on redeemable convertible preferred stock	—	(217,506)

Net loss applicable to common shareholders	$(415,696)	$(903,701)

Net loss per share - basic and diluted	$(0.04)	$(0.34)

Weighted average shares outstanding - basic and diluted	9,725,809	2,649,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2006	2005
Cash flow from operating activities
Net loss	$(415,696)	$(686,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	143,382	178,266
Allowance for sales returns and doubtful accounts	(46,064)	21,088
Provision for demo equipment	8,000	—
Amortization of stock award compensation	15,386	—
Change in operating assets and liabilities:
Accounts receivables	466,090	383,719
Inventory	119,785	6,524
Prepaid expenses and other current assets	18,389	61,394
Other assets	(22,500)	—
Accounts payable	(223,930)	214,935
Accrued liabilities	(16,581)	(51,473)
Deferred revenue	(20,023)	3,607
Other liabilities	(32,324)	7,758

Net cash provided by (used in) operating activities	(6,086)	139,623

Cash flows from investing activities:
Purchase of property and equipment	(175,809)	(38,633)

Net cash used in investing activities	(175,809)	(38,633)

Cash flows from financing activities:
Proceeds from borrowing of debt obligations	24,383
Repayment of debt obligations	(150,000)	(1,328)
Proceeds from exercise of common stock		458

Net cash used in financing activities	(125,617)	(870)

Net increase (decrease) in cash and cash equivalents	(307,512)	100,120
Cash and cash equivalents at the beginning of the period	545,665	40,174

Cash and cash equivalents at the end of the period	$238,153	$140,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

March 31, 2006

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financials statements and footnotes related thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2006, and the results of our operations and cash flows for the three month ended March 31, 2006 and March 31, 2005. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting standards (SFAS) No. 123 (R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS (R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Before January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 24, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS 123 (R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods before the first quarter presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in the Consolidated Statement of Operations :

Three Months Ended March 31, 2006
Sales and marketing	$—
Research and development	—
General and administrative	15,386

$15,386

During the three months ended March 31, 2005, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations. In the three months ended March 31, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge did not impact basis and diluted net loss per share in the three months ended March 31,2006.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the three months ended March 31, 2006.

No compensation cost was recognized for the employee share-based awards for the three months ended March 31, 2005. Had compensation cost been determined on the fair value at the grant dates, the Company’s net loss would have been the pro forma amounts indicated in the table below:

Three Months Ended March 31, 2005
Net loss applicable to common stockholders as reported	$(903,701)
Effect of stock-based compensation per SFAS 123	(13,498)

Net loss applicable to common stockholders - pro forma	$(917,199)

Three Months Ended March 31, 2005
Basic and Diluted:
Net loss per share as reported	$(0.34)
Effect of stock-based compensation per SFAS 123	(0.00)

Net loss applicable to common stockholders - pro forma	$(0.34)

The value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Three Months Ended March 31, 2005
Dividend yield	0.00%

Volatility	70.00%

Risk-free interest rate	4.62%

Expected term	10 years

Management’s Plan – The Company has incurred substantial losses and negative cash flows from operations. For the three month ended March 31, 2006, the Company incurred a loss from operations of $415,696 and negative cash flows from operations of $6,086 and has a working capital deficiency and a stockholder’s deficit as of March 31, 2006. Management expects operating losses to continue for the foreseeable future due to high general and administrative expenses. Failure to generate sufficient revenues, raise additional capital or reduce spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and has been unable to generate positive cash flow from operations since 1999. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to fund its operating losses to date primarily through the sale of preferred stock. The ability of the Company to manage its operating expenses to a level that can be financed by existing cash is critical to the Company’s ability to continue as a going concern. Management plans to manage expenses and obtain additional sources of cash through debt and or equity financings. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Comprehensive loss – For all periods presented, there were no differences between net loss and comprehensive loss.

Loss Per Share – Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Shares issuable upon exercise of stock options	—	—
Shares issuable upon exercise of warrants	574,845	434,841
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,296,941

Denominator for basis and diluted calculations	574,845	4,731,782

2. Balance Sheet Components Accounts receivable consisted of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Accounts receivable	$2,066,381	$2,532,470
Less allowance for sales returns	(40,902)	(94,944)
Less allowance for doubtful accounts	(34,934)	(26,956)

Accounts receivable, net	$1,990,545	$2,410,570

Inventory consisted of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Raw materials	$898,147	$982,328
Inventory in transit	—	25,540
Less allowance for excess and obsolete inventory	(65,923)	(55,859)

Inventory, net	$832,224	$952,009

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Machinery and equipment	$396,175	$361,930
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	1,270,614	1,184,999
Computers	274,861	257,344
Software	86,509	84,415

Total property and equipment	3,743,860	3,604,389
Less accumlated depreciation and amortization	(2,548,157)	(2,433,113)

Property and equipment, net	$1,195,703	$1,171,276

In 2002, the Company entered into a capital lease agreement for production equipment. As of March 31, 2006, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,280.

Accrued liabilities consisted of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Payroll and related costs	$528,377	$546,924
Warranty	148,502	114,061
Audit and tax accrual	42,875	63,750
Finder’s fee	175,000	175,000
Royalty fees	50,000	60,952
Other	123,007	123,654

Accrued liabilities	$1,067,761	$1,084,341

3.	Stock Option Plans

At March 31, 2006, the Company had four stock option plans, the 1993 Stock Incentive Plan (“1993 Plan”), the Amended and Restated 1999 Stock Option Plan (“1999 Plan”), the 2000 Stock Incentive Plan (“2000 Plan”) and the 2001 Milestone Stock Option Plan (the “2001 Plan”) (collectively the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company. As of March 31, 2006, a total of 827,671 shares of the Company’s common stock was reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the three months ended March 31, 2006 and March 31, 2005 was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance, December 31, 2004	416,905	518,930	$3.43	$1,779,994
Granted	(21,830)	21,830	1.92	41,913
Exercised	—	(201)	2.28	(458)
Cancelled	50,981	(50,981)	2.62	(133,473)
Expired	1,714	(1,714)	5.52	(9,463)

Balance, March 31, 2005	447,770	487,864	3.44	1,678,513
Granted	(97,774)	97,774	1.59	155,434
Exercised	—	(149)	2.62	(390)
Cancelled	14,719	(14,719)	2.54	(37,347)
Expired	95,652	(95,652)	2.84	(271,928)

Balance, December 31, 2005	460,367	475,118	3.21	1,524,282
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	800	(6,801)	2.75	(18,671)
Expired	—	(825)	14.37	(11,859)

Balance, March 31, 2006	461,167	467,492	$3.20	$1,493,752

The following information summarizes stock options outstanding at March 31, 2006:

	Options Outstanding at March 31, 2006			Options Exercisable at March 31, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractural Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
1.40	31,672	4.57	$1.40	31,672	$1.40
1.50	40,000	9.69	1.50	3,332	1.50
1.66	56,404	9.09	1.66	9,460	1.66
1.92	20,059	8.81	1.92	9,303	1.92
2.30	11,000	6.35	2.30	11,000	2.30
2.62	102,865	6.13	2.62	92,183	2.62
2.89	114,004	5.16	2.89	108,004	2.89
3.70	49,500	6.07	3.70	49,271	3.70
6.60	2,000	2.59	6.60	2,000	6.60
7.00	6,000	5.22	7.00	6,000	7.00
7.81	1,500	5.00	7.81	1,425	7.81
9.38	200	3.81	9.38	200	9.38
9.40	15,663	3.17	9.40	15,663	9.40
10.00	6,000	4.36	10.00	6,000	10.00
10.30	1,500	4.36	10.30	1,500	10.30
11.56	4,500	2.17	11.56	4,500	11.56
16.87	500	3.93	16.87	500	16.87
23.13	2,125	1.16	23.13	2,125	23.13
24.38	500	1.00	24.38	500	24.38
25.00	1,500	0.71	25.00	1,500	25.00

	467,492			356,138

At March 31, 2006, 461,167 shares were available for future grants under the 2000 Plan and 1999 Plan. No further grants may be made under the 1993 Plan and 2001 Plan. The weighted average remaining contractual life of outstanding options at March 31, 2006 was 6.32 years. At March 31, 2006 and 2005, respectively, there were 356,138 and 432,249 options exercisable with weighted average exercise prices of $3.63 and $3.43.

In addition to the above, the Company in December, 2005 granted its Chairman of the Board of Directors a nonstatutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The option vests with the following schedule: 200,000 on June 30, 2006 and 100,000 on December 31, 2006, subject to completion of certain milestones. The nonstatutory stock option expires in December 2015.

As of March 31, 2006, the Company had 851,334 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.10 to $18.75 with a weighted average exercise price of $ 0.96 per share. The weighted average remaining contractual life of these warrants at March 31, 2006, was 4.25 years. These warrants have expiration dates ranging from 2005 to 2010.

The total compensation cost not yet recognized as of March 31, 2006 related to non-vested option awards was $72,033, which will be recognized over four years.

Item 2.	Management’s Discussion and Analysis

The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions), which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include the factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We sell instruments, software and consumables used in life science laboratories for the study of nucleic acids (DNA and RNA), proteins and cells. Our customers include pharmaceutical companies, academic/medical institutions, biotechnology companies, and government institutes. In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. Internationally, we sell our products through a network of independent distributors; as of March 31, 2006 we had over 40 distributors in more than 40 countries worldwide.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. Actual results may differ from these estimates under different assumptions or conditions. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and may not be known for extended periods of time.

Our critical accounting policies are set forth below.

Revenue Recognition

Our revenue is derived from the sale of digital imaging systems and other products, net of returns and allowances, and is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. All products are sold with a one year standard warranty agreement and we record an associated reserve for estimated warranty costs.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of March 31, 2006, our allowance for sales returns was $40,902 and our allowance for doubtful accounts was $34,934.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of March 31, 2006, our allowance for excess and obsolete inventory was $65,923.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, which amounted to $5.5 million at March 31, 2006. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Share-based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123(R), we recorded $15,386 of share-based compensation in the three-month period ended March 31, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” Thus, before the first quarter of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings, is and will continue to be, not significant and is further described in Note 1 to the notes to the unaudited condensed consolidated financial statements.

	Three months ended March 31,
	2006	2005
Net loss applicable to common stockholders as reported	$(415,696)	$(903,701)
Effect of stock-based compensation per SFAS 123	—	(13,498)

Net loss applicable to common stockholders—pro forma	$(415,696)	$(917,199)

	Three months ended March 31,
	2006	2005
Basic and Diluted:
Net loss per share as reported	$(0.04)	$(0.34)
Effect of stock-based compensation per SFAS 123	(0.00)	(0.00)

Net loss applicable to common stockholders—pro forma	$(0.04)	$(0.34)

	Three months ended March 31,
	2006	2005
Dividend Yield	0.00%	0.00%

Volatility	70.00%	70.00%

Risk-free interest rate	4.76%	4.62%

Expected term	10 years	10 years

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues

Our revenues are primarily derived from sale of instruments, software, consumables, and service contracts. Revenues for the three months ended March 31, 2006 increased $453,434, or 18.1%, from $2,505,360 for the three months ended March 31, 2005, to $2,958,794 for the three months ended March 31, 2006. Almost all of this growth in sales is attributable to increased productivity from a larger U.S. sales team.

Revenues outside of the United States represented 32.7% of our total revenues for the three months ended March 31, 2006 compared to 36.3% of our total revenues for the three months ended March 31, 2005.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the three months ended March 31, 2006 increased $102,615 or 7.3%, to $1,507,910 from $1,405,295 for the three months ended March 31, 2005 due primarily to higher sales.

Gross Profit

Gross profit for the three months ending March 31, 2006 increased $350,919 or 31.9% to $1,450,884 from $1,100,065 for the three months ended March 31, 2005. The gross profit as a percentage of revenues increased from 43.9% for the three months ended March 31, 2005 to 49.0% for the three months ended March 31, 2006 due primarily to a combination of lower costs negotiated with camera suppliers in the last quarter of 2005 and a ramping up of sales of products that incorporate cabinets from a lower cost source.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2006 decreased $77,978 or 7.4%, to $982,531 from $1,060,509 for the three months ended March 31, 2005. Sales and marketing expenses as a percentage of revenues decreased from 42% for the three months ended March 31, 2005 to 33% for the three months ended March 31, 2006. The decrease of sales and marketing expenses was primarily due to decreased advertising expense offset by an increase in payroll related expenses and an increase in commission expense due to higher sales. We anticipate sales and marketing expenses to increase as new products prepare to launch and additional personnel are hired.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2006 decreased $70,260 or 17.7%, to $327,228 from $397,488 for the three months ended March 31, 2005. Research and development expenses as a percentage of revenues decreased from 16% for the three months ended March 31, 2005 to 11% for the three months ended March 31, 2006. Decreases in research and development spending resulted from reduced consulting fees and expenses for purchased parts related to NovaRay development, reduced patent legal expenses, and decreased payroll related expense resulting from reduced R&D headcount, offset by an increase in depreciation expense due to transfer of inventory testing equipment to R&D equipment. We anticipate R&D expenses to increase as new products are developed.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 increased $218,755 or 76.7% to $504,092 from $285,337 for the three months ended March 31, 2005. The general and administrative expenses as a percentage of revenues increased from 11% for the three months ended March 2005 to 17% for the three months ended March 31, 2006. Certain of these increased expenses related to one time events, such as the payment of severance to our former COO and CFO and the recruiting fee paid to hire his replacement, and the one time charge to change our trading symbol. However, other portions of the increased costs, such as higher audit fees, legal fees, board fees and insurance expenses, reflect the increased costs of operating as a public company (results for the three months ended March 31, 2005 reflect Alpha CA’s status as a private company) and are expected to continue. Furthermore, these costs are anticipated to increase even more in the second quarter as additional accounting personnel are hired, additional software tools are purchased, and training of existing staff accelerates.

Other Income (Expense)

Interest expense for the three months ended March 31, 2006 was $84,475 as compared to $43,006 for the three months ended March 31, 2005. The increase in interest expense was due primarily to the increased interest expense on additional borrowings of $1.5 million in April 2005.

Liquidity and Capital Resources

From inception through March 31, 2006, Alpha CA has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As of March 31, 2006, we had $238,153 in cash and a working capital deficit.

At March 31, 2006, we had the following capital resources available:

•	BFI Business Finance Line of Credit – On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of March 31, 2006, the Company had drawn $980,000 leaving $20,000 available to draw. The interest rate is variable. As of March 31, 2006, the interest rate was 10.73% and the outstanding balance was subject to a 0.50% per month administrative fee.

Cash generated from (used in) operating activities was $(6,086) and $139,622 for the three months ending March 31, 2006 and March 31, 2005, respectively. Decreased use of cash to fund operating losses was offset by increasing accounts receivables, higher inventories and reduced accounts payable in the three months ending March 31, 2006.

Cash provided by (used in) investing activities was $(175,809) and $(38,633) for the three months ending March 31, 2006 and March 31, 2005, respectively, to purchase property and equipment needed to support our operations.

Net cash from financing activities was $(125,617) and $(870), for the three months ending March 31, 2006 and March 31, 2005, respectively. In the three months ending March 31, 2006, $24,383 provided from issuance of debt obligations was offset by $150,000 of repayments of debt obligations. In the three months ending March 31, 2005, $458 was received from exercise of employee stock options, offset by $1,328 in repayment of debt obligations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2006	Alpha Innotech Corp.

/s/ Haseeb Chaudhry
Haseeb Chaudhry
Chief Executive Officer

/s/ Ronald H. Bissinger
Ronald H. Bissinger
Chief Financial Officer