Form 10QSB
period 2006-06-30
ALPHA INNOTECH CORP
filed 2006-08-14
CIK 830736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, there were 9,818,020 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Alpha Innotech Corp.

Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA INNOTECH CORP.

Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$366,099	$545,665
Accounts receivable, net	1,546,656	2,410,570
Inventory, net	705,032	952,009
Prepaid expenses and other current assets	99,254	211,988

Total current assets	2,717,041	4,120,232
Property and equipment, net	1,182,070	1,171,276
Other assets	112,972	76,325

Total assets	$4,012,083	$5,367,833

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,577,225	$1,496,828
Accrued liabilities	1,045,810	1,084,341
Current portion of debt	1,444,314	1,555,966
Deferred revenue	770,031	774,971
Other liabilities	192,213	230,198

Total current liabilities	5,029,593	5,142,304

Debt, net of current portion	500,000	800,000

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 9,818,020 and 9,725,809 shares issued and outstanding	98,180	97,258
Additional paid in capital	16,759,271	16,703,678
Accumulated deficit	(18,366,893)	(17,375,407)
Treasury Stock	(8,068)	—

Total shareholders’ deficit	(1,517,510)	(574,471)

Total liabilities and shareholders’ deficit	$4,012,083	$5,367,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$3,192,617	$2,513,254	$6,151,411	$5,018,614
Cost of goods sold	1,508,802	1,367,733	3,016,712	2,773,028

Gross profit	1,683,815	1,145,521	3,134,699	2,245,586

Operating costs and expenses:
Sales and marketing	1,158,046	1,367,612	2,140,577	2,428,122
Research and development	410,245	409,327	737,473	806,815
General and administrative	606,946	488,633	1,111,038	773,970

Total operating costs and expenses	2,175,237	2,265,572	3,989,088	4,008,907

Loss from operations	(491,422)	(1,120,051)	(854,389)	(1,763,321)

Other income (expense):
Interest expense	(73,620)	(118,862)	(158,095)	(161,868)
Other income (expense), net	(10,748)	515	20,998	595

Total other income (expense)	(84,368)	(118,347)	(137,097)	(161,273)

Net loss	(575,790)	(1,238,398)	(991,486)	(1,924,594)
Accretions on redeemable convertible preferred stock	—	(210,487)	—	(427,993)

Net loss applicable to common shareholders	$(575,790)	$(1,448,885)	$(991,486)	$(2,352,587)

Net loss per share - basic and diluted	$(0.06)	$(0.55)	$(0.10)	$(0.89)

Weighted average shares outstanding - basic and diluted	9,804,847	2,649,294	9,765,546	2,649,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flow from operating activities
Net loss	$(991,486)	$(1,924,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	279,683	303,908
Allowance for sales returns and doubtful accounts	(3,727)	9,802
Provision for demo equipment	(1,000)	—
Warrants issued in lieu of compensation	—	130,933
Stock based compensation	48,447	—
Change in operating assets and liabilities:
Accounts receivables	867,641	704,661
Inventory	246,977	(74,457)
Prepaid expenses and other current assets	112,734	59,943
Other assets	(36,647)	4,419
Accounts payable	80,397	300,850
Accrued liabilities	(38,529)	3,279
Deferred revenue	(4,941)	10,614
Other liabilities	(37,986)	(14,071)

Net cash provided by (used in) operating activities	521,563	(484,713)

Cash flows from investing activities:
Purchase of property and equipment	(289,477)	(115,763)

Net cash used in investing activities	(289,477)	(115,763)

Cash flows from financing activities:
Proceeds from borrowing of debt obligations	—	1,500,000
Repayment of debt obligations	(411,652)	(374,854)
Proceeds from exercise of common stock options	—	848
Proceeds from exercise of warrants	8,068	—
Repurchase of common stock	(8,068)	—

Net cash used in financing activities	(411,652)	1,125,994

Net increase (decrease) in cash and cash equivalents	(179,566)	525,518
Cash and cash equivalents at the beginning of the period	545,665	40,174

Cash and cash equivalents at the end of the period	$366,099	$565,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

June 30, 2006

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Nature of Operations - Alpha Innotech Corporation (“Alpha CA”) was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California.

Alpha CA had a wholly-owned subsidiary, Alpha Innotech Limited, which was located in the United Kingdom and commenced sales operation in September 2001. Alpha Innotech Limited ceased its operations in August 2003 and was legally dissolved in August 2005.

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

Merger - On October 3, 2005, Alpha CA was acquired by Xtrana, Inc. In the transactions, Alpha CA merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. The officers and some of the board members of Xtrana, Inc. resigned and were replaced by officers of Alpha CA along with newly appointed board members. Alpha CA shareholders received 8,072,482 shares of common stock of Xtrana, Inc. As a result of the transaction, and subsequent exercise of options and warrants, there are 9,818,020 shares of common stock issued and outstanding.

Xtrana, Inc. assumed all outstanding Alpha CA’s stock option and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on the following ratios:

•	Preferred stock warrants to common stock warrants at an exchange ratio of .3033634 for 1

•	Common stock warrants to common stock warrants at an exchange ratio of .1142909 for 1

The transaction has been treated as a reverse merger and a recapitalization of Alpha CA for reporting purposes.

Alpha Innotech Corp. and subsidiary (the “Company”) develop and market both macro imaging and micro imaging systems. The macro imaging systems are used for image documentation, quantitative analysis, and image archiving. These systems are used with electrophoresis samples (gel, blots, autoradiographs, etc), microscopy applications, and general imaging from insects to culture plates. The micro imaging systems address the micro array, multi-plex array and cell based markets. Researchers use the microimaging products to analyze slides or multi well microplates printed with genomic, proteomics or cellular samples and in some cases, fixed cell cultures.

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financials statements and footnotes related thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2006, the results of our operations for the three months ended June 30, 2006 and for the six months ended June 30, 2006, and our cash flows for the six months ended June 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting standards (SFAS) No. 123 (R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS (R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Before January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 24, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Based

Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS 123 (R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods before the first and second quarters presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

The following table presents share-based compensation expense included in the Consolidated Statement of Operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Manufacturing	$2,117	$2,117
Sales and marketing	8,649	8,649
Research and development	5,601	5,601
General and administrative	16,694	32,080

Total share-based compensation	$33,061	$48,447

During the six months ended June 30, 2005, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations. In the six months ended June 30, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge did not significantly impact basic and diluted net loss per share in the six months ended June 30, 2006.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the six months ended June 30, 2006.

No compensation cost was recognized for the employee share-based awards for the six months ended June 30, 2005. Had compensation cost been determined on the fair value at the grant dates, the Company’s net loss would have been the pro forma amounts indicated in the table below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stockholders as reported	$(1,448,885)	$(2,352,587)
Effect of stock-based compensation per SFAS 123	(6,421)	(19,919)

Net loss applicable to common stockholders - pro forma	$(1,455,306)	$(2,372,506)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Basic and Diluted:
Net loss per share as reported	$(0.55)	$(0.89)
Effect of stock-based compensation per SFAS 123	—	(0.01)

Net loss applicable to common stockholders - pro forma	$(0.55)	$(0.90)

The value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Dividend yield	0.00%	0.00%

Volatility	70.00%	70.00%

Risk-free interest rate	4.21%	4.72%

Expected term	10 years	10 years

Management’s Plan – In the past, the Company has incurred substantial net losses and negative cash flows from operating activities. For the six months ended June 30, 2006, the Company incurred a net loss of $991,486 and a positive cash flow from operating activities of $521,563 and has a working capital deficiency and a stockholder’s deficit as of June 30, 2006. Management believes operating losses will decrease in the future as a result of cost cutting measures implemented in July 2006 and as sales increase in the third and fourth quarters. Failure to generate sufficient revenues, raise additional capital or reduce spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and has been unable to generate positive cash flow from operations on an annual basis since 1999. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to fund its operating losses to date primarily through the sale of preferred stock, cash received through our merger with Xtrana, an existing term loan with Alexandria Finance and a line of credit against our accounts receivable. The ability of the Company to manage its operating expenses to a level that can be financed by existing cash is critical to the Company’s ability to continue as a going concern. Management plans to manage expenses and is seeking additional sources of cash through debt and or equity financings. We cannot be sure we will be able to obtain funding on favorable terms, or at all. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this going concern uncertainty.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares issuable upon exercise of stock options	—	3,065	—	3,065
Shares issuable upon exercise of warrants	333,598	580,008	333,598	580,008
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,296,941	—	4,296,941

Denominator for basic and diluted calculations	333,598	4,880,014	333,598	4,880,014

2. Balance Sheet Components

Accounts receivable, net consisted of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Accounts receivable	$1,664,829	$2,532,470
Less allowance for sales returns	(108,026)	(94,944)
Less allowance for doubtful accounts	(10,147)	(26,956)

Accounts receivable, net	$1,546,656	$2,410,570

Inventory, net consisted of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Raw materials	$740,964	$982,328
Inventory in transit	—	25,540
Less allowance for excess and obsolete inventory	(35,932)	(55,859)

Inventory, net	$705,032	$952,009

Property and equipment, net consisted of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Machinery and equipment	$396,175	$361,930
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	1,383,464	1,184,999
Computers	285,440	257,344
Software	86,509	84,415

Total property and equipment	3,867,289	3,604,389
Less accumulated depreciation and amortization	(2,685,219)	(2,433,113)

Property and equipment, net	$1,182,070	$1,171,276

In 2002, the Company entered into a capital lease agreement for production equipment. As of June 30, 2006 and December 31, 2005, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756 and $4,039 as of June 30, 2006 and December 31, 2005. The equipment under the capital lease was fully depreciated as of June 30, 2006.

Accrued liabilities consisted of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Payroll and related costs	$472,413	$546,924
Warranty	130,036	114,061
Audit and tax accrual	58,000	63,750
Finder’s fee	175,000	175,000
Royalty fees	50,000	60,952
Other	160,361	123,654

Accrued liabilities	$1,045,810	$1,084,341

3. Stock Option Plans

At June 30, 2006, the Company had five stock option plans, the 1993 Stock Incentive Plan (“1993 Plan”), the Amended and Restated 1999 Stock Option Plan (“1999 Plan”), the 2000 Stock Incentive Plan (“2000 Plan”), the 2001 Milestone Stock Option Plan (the “2001 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”) (collectively the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company. As of June 30, 2006, a total of 1,934,660 shares of the Company’s common stock was reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the six months ended June 30, 2006 and June 30, 2005 was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance, December 31, 2004	416,905	518,930	$3.43	$1,779,994
Granted	(21,830)	21,830	1.92	41,913
Exercised	—	(350)	2.42	(848)
Cancelled	51,038	(51,038)	2.62	(133,583)
Expired	10,662	(10,662)	4.23	(45,087)

Balance, June 30, 2005	456,775	478,710	3.43	1,642,389
Granted	(97,774)	97,774	1.59	155,434
Cancelled	14,662	(14,662)	2.54	(37,237)
Expired	86,705	(86,705)	2.73	(236,304)

Balance, December 31, 2005	460,368	475,117	3.21	1,524,282
Additional shares reserved	1,000,000	—	—	—
Granted	(416,001)	416,001	1.42	591,300
Cancelled	11,377	(11,377)	2.19	(24,945)
Expired	81	(906)	13.32	(12,072)

Balance, June 30, 2006	1,055,825	878,835	$2.37	$2,078,565

The following information summarizes stock options outstanding at June 30, 2006:

	Options Outstanding at June 30, 2006			Options Exercisable at June 30, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractural Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
1.35	195,500	9.90	$1.35	4,019	$1.35
1.40	31,672	4.32	1.40	31,672	1.40
1.50	40,000	9.44	1.50	23,332	1.50
1.53	210,000	9.78	1.53	3,333	1.53
1.66	56,404	8.84	1.66	14,693	1.66
1.92	20,059	8.56	1.92	10,558	1.92
2.30	11,000	6.10	2.30	11,000	2.30
2.62	102,706	5.88	2.62	94,736	2.62
2.89	120,006	4.92	2.89	120,006	2.89
3.70	49,500	5.82	3.70	49,500	3.70
6.60	2,000	2.34	6.60	2,000	6.60
7.00	6,000	4.97	7.00	6,000	7.00
7.81	1,500	4.75	7.81	1,500	7.81
9.38	200	3.56	9.38	200	9.38
9.40	15,663	2.92	9.40	15,663	9.40
10.00	6,000	4.11	10.00	6,000	10.00
10.30	1,500	4.11	10.30	1,500	10.30
11.56	4,500	1.92	11.56	4,500	11.56
16.87	500	3.68	16.87	500	16.87
23.13	2,125	0.91	23.13	2,125	23.13
24.38	500	0.75	24.38	500	24.38
25.00	1,500	0.46	25.00	1,500	25.00

	878,835			404,837

At June 30, 2006, 1,055,825 shares were available for future grants under the 2006 Plan, 2000 Plan and 1999 Plan. No further grants may be made under the 1993 Plan and 2001 Plan. The weighted average remaining contractual life of outstanding options at June 30, 2006 was 7.80 years. At June 30, 2006 and 2005, respectively, there were 404,837 and 345,096 options exercisable with weighted average exercise prices of $3.43 and $3.73.

In addition to the above, the Company in December, 2005 granted its Chairman of the Board of Directors a nonstatutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The options vest with respect to 200,000 shares on June 30, 2006 and 100,000 shares on December 31, 2006, subject to completion of certain milestones. The options expire in December 2015. As the initial milestones had not been met as of June 30, 2006, options to purchase 200,000 shares did not vest.

As of June 30, 2006, the Company had 496,255 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.10 to $18.75 with a weighted average exercise price of $ 1.25 per share. The weighted average remaining contractual life of these warrants at June 30, 2006, was 2.35 years. These warrants have expiration dates ranging from 2005 to 2010.

The total compensation cost not yet recognized as of June 30, 2006 related to non-vested option awards was $634,144, which will be recognized over four years.

4. Subsequent Event

As described in the Schedule 13D/A filed with the Securities and Exchange Commission on July 28, 2006, on July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 due in 2011 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 234,275 shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock, equal to approximately 2.26% of the outstanding equity shares. The description of the Purchase Agreement, the Note and the Warrant are set forth in Item 1.01 of the Current Report on Form 8-K filed August 2, 2006, is incorporated by reference herein. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 15% of common stock of the Company, as reported in the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006. William Snider is, therefore, a beneficial owner of approximately 17% of the outstanding equity shares. The Company will use the proceeds from the private placement for general corporate purposes.

5. Changes In Shareholder’s Deficit

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Shareholders’

	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2005	9,725,809	$97,258	$16,703,678	$(17,375,407)	—	$—	$(574,471)
Stock based compensation	—	—	48,447	—	—	—	48,447
Exercise of warrants	92,211	922	7,146	—	—	—	8,068
Repurchase of common stock held in treasury	—	—	—	—	4,746	(8,068)	(8,068)
Net loss	—	—	—	(991,486)	—	—	(991,486)

Balance at June 30, 2006	9,818,020	$98,180	$16,759,271	$(18,366,893)	4,746	$(8,068)	$(1,517,510)

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

Overview

We sell instruments, software and consumables used in life science laboratories for the study of nucleic acids (DNA and RNA), proteins and cells. Our customers include pharmaceutical companies, academic/medical institutions, biotechnology companies, and government institutes. In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. Internationally, we sell our products through a network of independent distributors. As of July 25, 2006 we had 46 distributors in 45 countries worldwide.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of June 30, 2006, our allowance for sales returns was $108,026 and our allowance for doubtful accounts was $10,147.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of June 30, 2006, our allowance for excess and obsolete inventory was $35,932.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, which amounted to $6.0 million at June 30, 2006. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Share-based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123(R), we recorded $48,447 of share-based compensation in the six-month period ended June 30, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” Thus, before the first and second quarters of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first and second quarters of 2006 have not been restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings, was not significant through June 30, 2006 and is further described in Note 1 to the notes to our unaudited condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders as reported	$(575,790)	$(1,448,885)	$(991,486)	$(2,352,587)
Effect of stock-based compensation per SFAS 123	—	(6,421)	—	(19,919)

Net loss applicable to common stockholders - pro forma	$(575,790)	$(1,455,306)	$(991,486)	$(2,372,506)

Basic and Diluted:
Net loss per share as reported	$(0.06)	$(0.55)	$(0.10)	$(0.89)
Effect of stock-based compensation per SFAS 123	—	—	—	(0.01)

Net loss applicable to common stockholders - pro forma	$(0.06)	$(0.55)	$(0.10)	$(0.90)

	Six Months Ended June 30,
	2006	2005
Dividend Yield	0.00%	0.00%

Volatility	70.00%	70.00%

Risk-free interest rate	5.02%	4.72%

Expected term	10 years	10 years

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $3,192,617 and $2,513,254 for the three-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $679,363 or 27.0%. Total revenues were $6,151,411 and $5,018,614 for the six-month periods ended June 30, 2006 and 2005, respectively, an increase of $1,132,797 or 22.6%. These increases were primarily due to increased sales under our OEM agreement with GE Healthcare and a higher average selling price on low-and mid-range products following an increase in list prices in 2006.

For the three- and six- month periods ended June 30, 2006, revenues outside of the United States represented 41.7% and 37.3%, respectively, of our total revenues compared to 39.8% and 38.0% of our total revenues for the three-and six-month periods ended June 30, 2005. The increase was primarily due to increased sales under our OEM agreement with GE Healthcare.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold were $1,508,802 and $1,367,733 for the three-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $141,069 or 10.3%. Cost of goods sold was $3,016,712 and $2,773,028 for the six-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $243,684 or 8.8%. The increased costs are attributable to the increase in unit sales and a lower per unit component costs.

Gross Profit

Gross profit was $1,683,815 and $1,145,521 for the three-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $538,294 or 47.0%. The gross profit was $3,134,699 and $2,245,586 for the six-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $889,113 or 39.6%. The gross profit as a percentage of revenues was 52.7% and 45.6% for the three-month periods ended June 30, 2006 and 2005, respectively, representing an increase of 7.1%. The gross profit as a percentage of revenues was 51.0 % and 44.7% for the six-month periods ended June 30, 2006 and 2005, respectively, representing an increase of 6.3%. These improvements in gross profit are attributable to higher sales, reduction in per-unit component costs achieved in late 2005, and higher average selling prices on low-and mid-range products following an increase in list prices in 2006.

Sales and Marketing Expenses

Sales and marketing expenses were $1,158,046 and $1,367,612 for the three-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of $209,566 or 15.3%. Sales and marketing expenses were $ 2,140,577 and $2,428,122 for the six-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of $287,545 or 11.8%. Sales and marketing expenses as a percentage of revenues decreased from 48.4% for the six-month period ended June 30, 2005 to 34.8% for the six-month period ended June 30, 2006. Sales and marketing expenses as a percentage of revenues decreased from 54.4% for the three-month period ended June 30, 2005 to 36.3% for the three-month period ended June 30, 2006. These decreases in sales and marketing expenses were primarily due to a reduction in advertising expenses. We anticipate sales and marketing expenses to decline as a percentage of revenues in the future due to efficiency improvements implemented in the third quarter of 2006.

Research and Development Expenses

Research and development expenses were $410,245 and $409,327 for the three-month periods ended June 30, 2006 and 2005, respectively. Research and development expenses were $737,473 and $806,815 for the six-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of $69,342 or 8.6% . Research and development expenses as a percentage of revenues decreased from 16.1% for the six-month period ended June 30, 2005 to 12.0% for the six-month period ended June 30, 2006. Research and development expenses as a percentage of revenues decreased from 16.3% for the three-month period ended June 30, 2005 to 12.8% for the three-month period ended June 30, 2006. These decreases in research and development spending were driven by the completion in mid 2005 of the design phase of the Company’s microarray products and their subsequent launch. We anticipate research and development expenses to continue to decline as a percentage of revenues over the remainder of 2006 due to the expected increase in revenues.

General and Administrative Expenses

General and administrative expenses were $606,946 and $488,633 for the three-month period ended June 30, 2006 and 2005, respectively, representing an increase of $118,313 or 24.2%. General and administrative expenses were $1,111,038 and $773,970 for the six-month periods ended June 30, 2006 and 2005, respectively, representing an increase of $337,068 or 43.6%. The general and administrative expenses as a percentage of revenues increased from 15.4% for the six-month period ended June 30, 2005 to 18.1% for the six-month period ended June 30, 2006. General and administrative expenses as a percentage of revenues decreased from 19.4% for the three-month period ended June 30, 2005 to 19.0% for the three-month period ended June 30, 2006. Certain of these increased expenses related to one-time events including payment of severance to our former President and CFO, recruiting fees paid to hire his replacement, and costs to change our trading symbol. However, other portions of the increased costs, such as higher audit fees, legal fees, board fees, insurance expenses, and proxy related expenses reflect the increased costs of operating as a public company (results for the six months ended June 30, 2005 reflect Alpha CA’s status as a private company) and are expected to continue to be incurred in the future.

Other Income (Expense)

Interest expenses were $73,620 and $118,862 for the three-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of $45,242 or 38.1%. Interest expense for the six-month period ended June 30, 2006 decreased $3,773 or 2.3% to $158,095 from $161,868 for the six-month period ended June 30, 2005. The effect of higher interest payments on outstanding balances in 2006 was offset by one-time charges in 2005 related to loan initiation fees.

Liquidity and Capital Resources

From inception through June 30, 2006, Alpha CA had raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As of June 30, 2006, we had $366,099 in cash and a working capital deficit.

At June 30, 2006, we had the following capital resources available:

•	BFI Business Finance Line of Credit – On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of June 30, 2006, the Company had drawn $844,314 leaving $155,686 available to draw. The interest rate is variable. As of June 30, 2006, the annual interest rate was 11.39% and the outstanding balance was subject to a 0.50% per month administrative fee.

Cash generated from (used in) operating activities was $521,563 and $(484,713) for the six months ending June 30, 2006 and June 30, 2005, respectively, driven primarily to decreased use of cash to fund operating losses.

Cash used in investing activities was $289,477 and $115,763 for the six-month periods ending June 30, 2006 and June 30, 2005, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Net cash from financing activities was $(411,652) and $1,125,994, for the six-month periods ending June 30, 2006 and June 30, 2005, respectively. In the six months ending June 30, 2006, we repaid $411,652 of debt obligations, $8,068 was provided from exercise of warrants, and $8,068 was used to repurchase common stock. In the six-month period ending June 30, 2005, $1,500,000 was provided from issuance of debt obligations and $848 received from exercise of employee stock options, this was offset by $374,854 in repayment of debt obligations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders was held at the Company’s headquarters on June 20, 2006.

Results of the shareholder votes are summarized below.

Election of Directors:

Name	In Favor	Withheld
William Snider	7,094,793	82,564
Haseeb Chaudhry	7,101,393	75,964
Michael D. Bick, Ph.D.	6,972,069	205,288
James H. Chamberlain	6,981,460	195,897
John Hodgman	7,095,111	82,246
Nagesh Mhatre, Ph.D.	7,094,911	82,446
Darryl Ray, Ph.D.	7,101,511	75,846

Adoption of the 2006 Equity Incentive Plan:

In Favor	Opposed	Abstain	Broker Non-Votes
6,047,379	94,562	1,619	1,033,797

Appointment of Rowbotham & Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006:

In Favor	Opposed	Abstain
7,142,656	32,472	2,229

Item 5. Other Information

As described in the Schedule 13D/A filed with the Securities and Exchange Commission on July 28, 2006, on July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 due in 2011 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 234,275 shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock, equal to approximately 2.26% of the outstanding equity shares. The description of the Purchase Agreement, the Note and the Warrant are set forth in Item 1.01 of the Current Report on Form 8-K filed August 2, 2006, is incorporated by reference herein. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 15% of common stock of the Company, as reported in the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006. William Snider is, therefore, a beneficial owner of approximately 17% of the outstanding equity shares. The Company will use the proceeds from the private placement for general corporate purposes.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Senior Convertible Note

4.2	Form of Warrant

10.1	Form of Securities Purchase Agreement

31.1	Certificate of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certificate of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	Alpha Innotech Corp.

/s/ Haseeb Chaudhry
Haseeb Chaudhry
Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald H. Bissinger
Ronald H. Bissinger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)