Form 10QSB
period 2006-09-30
ALPHA INNOTECH CORP
filed 2006-11-13
CIK 830736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14257

ALPHA INNOTECH CORP.

(Exact name of Registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced St., San Leandro, CA 94577	(510) 483-9620
(Address of principal executive offices)	(Issuer’s telephone number )

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

As of October 26, 2006, there were 9,891,393 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Alpha Innotech Corp.

Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHA INNOTECH CORP.

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$390,764	$545,665
Accounts receivable, net	1,981,893	2,410,570
Inventory, net	626,112	952,009
Prepaid expenses and other current assets	119,261	211,988

Total current assets	3,118,030	4,120,232
Property and equipment, net	1,112,887	1,171,276
Other assets	95,473	76,325

Total assets	$4,326,390	$5,367,833

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,506,450	$1,496,828
Accrued liabilities	981,206	1,084,341
Current portion of debt	1,485,028	1,555,966
Deferred revenue	825,771	774,971
Other liabilities	213,960	230,198

Total current liabilities	5,012,415	5,142,304

Debt, net of current portion	634,360	800,000

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 9,891,393 and 9,725,809 shares issued and outstanding	98,914	97,258
Additional paid in capital	17,003,728	16,703,678
Accumulated deficit	(18,414,959)	(17,375,407)
Treasury Stock	(8,068)	—

Total shareholders’ deficit	(1,320,385)	(574,471)

Total liabilities and shareholders’ deficit	$4,326,390	$5,367,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$3,354,790	$3,140,125	$9,506,201	$8,158,739
Cost of goods sold	1,503,344	1,716,242	4,520,056	4,489,270

Gross profit	1,851,446	1,423,883	4,986,145	3,669,469

Operating costs and expenses:
Sales and marketing	933,044	1,134,053	3,073,621	3,562,174
Research and development	246,256	358,653	983,729	1,165,468
General and administrative	639,940	336,074	1,750,978	1,110,044

Total operating costs and expenses	1,819,240	1,828,780	5,808,328	5,837,686

Operating profit (loss)	32,206	(404,897)	(822,183)	(2,168,217)

Other income (expense):
Interest expense	(77,918)	(79,808)	(236,012)	(241,676)
Other income (expense), net	(2,354)	(1,481)	18,643	(886)

Total other income (expense)	(80,272)	(81,289)	(217,369)	(242,562)

Net loss	(48,066)	(486,186)	(1,039,552)	(2,410,779)
Accretions on redeemable convertible preferred stock	—	(203,468)	—	(631,461)

Net loss applicable to common shareholders	$(48,066)	$(689,654)	$(1,039,552)	$(3,042,240)

Net loss per share - basic and diluted	$(0.00)	$(0.28)	$(0.11)	$(1.15)

Weighted average shares outstanding - basic and diluted	9,858,694	2,476,548	9,796,937	2,649,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flow from operating activities
Net loss	$(1,039,552)	$(2,410,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	436,971	435,443
Allowance for sales returns and doubtful accounts	12,189	5,120
Provision for demo equipment	(49,371)	(4,801)
Accretion of debt discount to interest expense	3,703	—
Warrants issued in lieu of compensation	—	130,933
Stock based compensation	192,875	—
Change in operating assets and liabilities:
Accounts receivables	416,488	340,521
Inventory	325,897	(98,198)
Prepaid expenses and other current assets	92,726	(7,508)
Other assets	(19,147)	2,419
Accounts payable	9,621	589,955
Accrued liabilities	(103,132)	2,965
Deferred revenue	50,800	69,787
Other liabilities	(16,239)	3,947

Net cash provided by (used in) operating activities	313,829	(940,196)

Cash flows from investing activities:
Purchase of property and equipment	(329,211)	(213,124)

Net cash used in investing activities	(329,211)	(213,124)

Cash flows from financing activities:
Proceeds from borrowing of debt obligations	375,000	1,500,000
Repayment of debt obligations	(520,939)	(385,038)
Proceeds from exercise of common stock options	—	846
Proceeds from exercise of warrants	14,488	—
Repurchase of common stock	(8,068)	—

Net cash provided by (used in) financing activities	(139,519)	1,115,808

Net decrease in cash and cash equivalents	(154,901)	(37,512)
Cash and cash equivalents at the beginning of the period	545,665	40,174

Cash and cash equivalents at the end of the period	$390,764	$2,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

September 30, 2006

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

Merger - On October 3, 2005, Alpha CA was acquired by Xtrana, Inc. In the transactions, Alpha CA merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. The officers and some of the board members of Xtrana, Inc. resigned and were replaced by officers of Alpha CA along with newly appointed board members. Alpha CA shareholders received 8,072,482 shares of common stock of Xtrana, Inc. As a result of the transaction, and subsequent exercise of options and warrants, there are 9,891,393 shares of common stock issued and outstanding.

Xtrana, Inc. assumed all outstanding Alpha CA stock options and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on the following ratios:

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

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2005 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006. The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2006, the results of our operations for the three months ended September 30, 2006 and for the nine months ended September 30, 2006, and our cash flows for the nine months ended September 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

The following table presents share-based compensation expense included in the Consolidated Statement of Operations:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Manufacturing	$2,527	$4,644
Sales and marketing	4,983	13,632
Research and development	4,104	9,705
General and administrative	132,814	164,894

Total share-based compensation	$144,428	$192,875

During the nine months ended September 30, 2005, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations. In the nine months ended September 30, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge did not significantly impact basic and diluted net loss per share in the nine months ended September 30, 2006.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the nine months ended September 30, 2006.

No compensation cost was recognized for the employee share-based awards for the nine months ended September 30, 2005. Had compensation cost been determined on the fair value at the grant dates, the Company’s net loss would have been the pro forma amounts indicated in the table below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss applicable to common stockholders as reported	$(689,654)	$(3,042,240)
Effect of stock-based compensation per SFAS 123	(5,040)	(24,959)

Net loss applicable to common stockholders - pro forma	$(694,694)	$(3,067,199)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Basic and Diluted:
Net loss per share as reported	$(0.28)	$(1.15)
Effect of stock-based compensation per SFAS 123	—	(0.01)

Net loss applicable to common stockholders - pro forma	$(0.28)	$(1.16)

The value of each option grant was estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Dividend yield	0.00%	0.00%

Volatility	70.00%	70.00%

Risk-free interest rate	4.72%	4.72%

Expected term	10 years	10 years

Management’s Plan – In the past, the Company has incurred substantial losses and negative cash flows from operating activities. For the nine months ended September 30, 2006, the Company incurred a net loss of $1,039,552 and a positive cash flow from operating activities of $313,829 and has a working capital deficiency and a stockholder’s deficit as of September 30, 2006. Management believes operating losses will decrease in the fourth quarter as new cost cutting measures are implemented and if sales increase as anticipated. However, management anticipates a seasonal drop in sales in the first quarter of 2007 which may lead to increased operating losses in that period. Failure to generate sufficient revenues, raise additional capital or reduce spending would have a material adverse effect on the Company’s ability to continue its current operations.

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses and has been unable to generate positive cash flow from operations on an annual basis since 1999. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to fund its operating losses to date primarily through the sale of preferred stock, cash received through our merger with Xtrana, an existing term loan with Alexandria Finance and a line of credit against its accounts receivable. On July 21, 2006, the Company also received $375,000 from the issuance of a convertible note. The ability of the Company to manage its operating expenses to a level that can be financed by existing cash is critical to the Company’s ability to continue as a going concern. Management plans to manage expenses and is seeking additional sources of cash through debt and or equity financings. We cannot be sure we will be able to obtain funding on favorable terms, or at all. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this going concern uncertainty.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares issuable upon exercise of stock options	—	1,802	—	1,802
Shares issuable upon exercise of warrants	405,356	611,341	405,356	611,341
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,042,508	—	4,042,508

Denominator for basis and diluted calculations	405,356	4,655,651	405,356	4,655,651

Recent Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not believe the adoption of SFAS 156 will have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fiar value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a significant effect on its financial statements.

2.	Balance Sheet Components

Accounts receivable, net consisted of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Accounts receivable	$2,115,982	$2,532,470
Less allowance for sales returns	(130,056)	(94,944)
Less allowance for doubtful accounts	(4,033)	(26,956)

Accounts receivable, net	$1,981,893	$2,410,570

Inventory, net consisted of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Raw materials	$673,708	$982,328
Inventory in transit	—	25,540
Less allowance for excess and obsolete inventory	(47,596)	(55,859)

Inventory, net	$626,112	$952,009

Property and equipment, net consisted of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Machinery and equipment	$396,175	$361,930
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	790,732	1,184,999
Computers	289,797	257,344
Software	86,509	84,415

Total property and equipment	3,278,914	3,604,389
Less accumulated depreciation and amortization	(2,166,027)	(2,433,113)

Property and equipment, net	$1,112,887	$1,171,276

In 2002, the Company entered into a capital lease agreement for production equipment. As of September 30, 2006 and December 31, 2005, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756 and $4,276 as of September 30, 2006 and December 31, 2005. The equipment under the capital lease was fully depreciated as of September 30, 2006.

Accrued liabilities consisted of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Payroll and related costs	$393,996	$546,924
Warranty	128,629	114,061
Audit and tax accrual	76,125	63,750
Finder’s fee	175,000	175,000
Royalty fees	50,000	60,952
Other	157,456	123,654

Accrued liabilities	$981,206	$1,084,341

3.	Stock Option Plans

At September 30, 2006, the Company had five stock option plans, the 1993 Stock Incentive Plan (“1993 Plan”), the Amended and Restated 1999 Stock Option Plan (“1999 Plan”), the 2000 Stock Incentive Plan (“2000 Plan”), the 2001 Milestone Stock Option Plan (the “2001 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”) (collectively the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company. As of September 30, 2006, a total of 1,934,660 shares of the Company’s common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the nine months ended September 30, 2006 and September 30, 2005 was as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance, December 31, 2004	416,905	518,930	$3.43	$1,779,994
Granted	(21,830)	21,830	1.92	41,913
Exercised	—	(350)	2.42	(848)
Cancelled	51,275	(51,275)	2.62	(134,088)
Expired	11,122	(11,122)	4.15	(46,109)

Balance, September 30, 2005	457,472	478,013	3.43	1,640,862
Granted	(97,774)	97,774	1.59	155,434
Cancelled	14,425	(14,425)	2.55	(36,732)
Expired	86,245	(86,245)	2.73	(235,283)

Balance, December 31, 2005	460,368	475,117	3.21	1,524,281
Additional shares reserved	1,000,000	—	—	—
Granted	(416,001)	416,001	1.42	591,300
Cancelled	43,985	(43,985)	1.63	(71,792)
Expired	3,156	(3,981)	4.58	(18,214)

Balance, September 30, 2006	1,091,508	843,152	$2.40	$2,025,575

The following information summarizes stock options outstanding at September 30, 2006:

	Options Outstanding at September 30, 2006			Options Exercisable at September 30, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractural Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.35	167,126	9.65	$1.35	15,243	$1.35
1.40	30,849	4.08	1.40	30,849	1.40
1.50	40,000	9.19	1.50	33,332	1.50
1.53	210,000	9.53	1.53	30,833	1.53
1.66	56,404	8.59	1.66	17,718	1.66
1.92	15,115	8.31	1.92	11,536	1.92
2.30	11,000	5.85	2.30	11,000	2.30
2.62	101,164	5.63	2.62	94,864	2.62
2.89	120,006	4.43	2.89	120,006	2.89
3.70	49,500	5.56	3.70	49,500	3.70
6.60	2,000	2.08	6.60	2,000	6.60
7.00	6,000	4.72	7.00	6,000	7.00
7.81	1,500	4.50	7.81	1,500	7.81
9.38	200	3.30	9.38	200	9.38
9.40	15,663	2.67	9.40	15,663	9.40
10.00	6,000	3.86	10.00	6,000	10.00
10.30	1,500	3.86	10.30	1,500	10.30
11.56	4,500	1.67	11.56	4,500	11.56
16.87	500	3.43	16.87	500	16.87
23.13	2,125	0.65	23.13	2,125	23.13
24.38	500	0.50	24.38	500	24.38
25.00	1,500	0.21	25.00	1,500	25.00

	843,152			456,869

At September 30, 2006 1,091,508 shares were available for future grants under the 2006 Plan, 2000 Plan and 1999 Plan. No further grants may be made under the 1993 Plan and 2001 Plan. The weighted average remaining contractual life of outstanding options at September 30, 2006 was 7.45 years. At September 30, 2006 and 2005, respectively, there were 456,869 and 329,381 options exercisable with weighted average exercise prices of $3.21 and $3.77.

In addition to the above, the Company in December, 2005 granted its Chairman of the Board of Directors a nonstatutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The options vest with respect to 200,000 shares on June 30, 2006 and 100,000 shares on December 31, 2006, subject to completion of certain milestones. The options expire in December 2015. As the initial milestones had not been met as of June 30, 2006, options to purchase 200,000 shares did not vest. The remaining 100,000 shares will continue to vest until December 31, 2006.

As of September 30, 2006, the Company had 810,749 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.0875 to $18.75 with a weighted average exercise price of $ 1.18 per share. The weighted average remaining contractual life of these warrants at September 30, 2006, was 4.89 years. These warrants have expiration dates ranging from 2006 to 2016.

The total compensation cost not yet recognized as of September 30, 2006 related to non-vested option awards was $453,305, which will be recognized over four years.

5.	Changes In Shareholders’ Deficit

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total Shareholders’ Deficit
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	9,725,809	$97,258	$16,703,678	$(17,375,407)	—	$—	$(574,471)
Stock based compensation	—	—	192,875	—	—	—	192,875
Exercise of warrants	165,584	1,656	12,832	—	—	—	14,488
Repurchase of common stock held in treasury	—	—	—	—	4,746	(8,068)	(8,068)
Debt discount associated with warrants	—	—	94,343	—	—	—	94,343
Net loss	—	—	—	(1,039,552)	—	—	(1,039,552)

Balance at September 30, 2006	9,891,393	$98,914	$17,003,728	$(18,414,959)	4,746	$(8,068)	$(1,320,385)

Item 2.	Management’s Discussion and Analysis

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

Overview

We sell instruments, software and consumables used in life science laboratories for the study of nucleic acids (DNA and RNA), proteins and cells. Our customers include pharmaceutical companies, academic/medical institutions, biotechnology companies, and government institutes. In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. Internationally, we sell our products through a network of independent distributors. As of November 2, 2006 we had 43 distributors in 42 countries worldwide.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of September 30, 2006, our allowance for sales returns was $130,056 and our allowance for doubtful accounts was $4,033.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of September 30, 2006, our allowance for excess and obsolete inventory was $47,596.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, which amounted to approximately $6 million at September 30, 2006. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Share-based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived from historical and other factors. In accordance with the SFAS No. 123(R), we recorded $192,875 of share-based compensation in the nine-month period ended September 30, 2006. Before 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” Thus, before the first and second quarters of 2006, we did not record any significant compensation cost related to share-based awards. Periods before our first and second quarters of 2006 have not been restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings, was not significant through September 30, 2006 and is further described in Note 1 to the notes to our unaudited condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders as reported	$(48,066)	$(689,654)	$(1,039,552)	$(3,042,240)
Effect of stock-based compensation per SFAS 123	—	(5,040)	—	(24,959)

Net loss applicable to common stockholders - pro forma	$(48,066)	$(694,694)	$(1,039,552)	$(3,067,199)

Basic and Diluted :
Net loss per share as reported	$(0.00)	$(0.28)	$(0.11)	$(1.15)
Effect of stock-based compensation per SFAS 123	—	—	—	(.01)

Net loss applicable to common stockholders - pro forma	$(0.00)	$(0.28)	$(0.11)	$(1.16)

	Nine Months Ended September 30,
	2006	2005
Dividend Yield	0.00%	0.00%

Volatility	121.61%	70.00%

Risk-free interest rate	4.75%	4.72%

Expected term	10 years	10 years

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $3,354,790 and $3,140,125 for the three-month periods ended September 30, 2006 and 2005, respectively, representing an increase of 6.8%. Total revenues were $9,506,201 and $8,158,739 for the nine-month periods ended September 30, 2006 and 2005, respectively, an increase of 16.5%. These increases were primarily due to increased sales under our OEM agreement with GE Healthcare and increased sales of our FluorChem HD2 product, offset by lower domestic sales of our FluorChem SP product.

For the three- and nine- month periods ended September 30, 2006, revenues outside of the United States represented 42.7% and 39.2%, respectively, of our total revenues compared to 35.7% and 37.2% of our total revenues for the three- and nine- month periods ended September 30, 2005. The increase was primarily due to increased sales under our OEM agreement with GE Healthcare.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold were $1,503,344 and $1,716,242 for the three-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 12.4%. The decrease is attributable primarily to a write-off of Alpha Array related inventory during the third quarter of 2005. Cost of goods sold was $4,520,056 and $4,489,270 for the nine- month periods ended September 30, 2006 and 2005, respectively, representing an increase of 0.7%. The increased costs are attributable to the increase in sales, offset by a reduction in per-unit component costs achieved in late 2005, and by the write-off of Alpha Array related inventory which resulted in higher manufacturing overhead costs during the third quarter of 2005.

Gross Profit

Gross profit was $1,851,446 and $1,423,883 for the three-month periods ended September 30, 2006 and 2005, respectively, representing an increase of 30.0%. The gross profit was $4,986,145 and $3,669,469 for the nine-month periods ended September 30, 2006 and 2005, respectively, representing an increase of 35.9%. The gross profit as a percentage of revenues was 55.2% and 45.3% for the three-month periods ended September 30, 2006 and 2005, respectively. The gross profit as a percentage of revenues was 52.5% and 45.0% for the nine- months ended September 30, 2006 and 2005, respectively. These improvements in gross profit are attributable to higher sales, reduction in per-unit component costs achieved in late 2005 and to the write off of Alpha Array related inventory which resulted in higher manufacturing overhead cost during the third quarter of 2005.

Sales and Marketing Expenses

Sales and marketing expenses were $933,044 and $1,134,053 for the three- month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 17.7%. Sales and marketing expenses were $3,073,621 and $3,562,174 for the nine- month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 13.7%. Sales and marketing expenses as a percentage of revenues decreased from 36% for the three- month period ended September 30, 2005 to 28% for the three- month period ended September 30, 2006. Sales and marketing expenses as a percentage of revenues decreased from 44% for the nine- month period ended September 30, 2005 to 32% for the nine- month period ended September 30, 2006. These decreases in sales and marketing expenses were primarily due to a change in commission structure for the year 2006 and overall reductions in tradeshow attendance and advertising expenses. We anticipate sales and marketing expenses to increase as we fill open sales and technical support positions and implement new customer relationship management software.

Research and Development Expenses

Research and development expenses were $246,256 and $358,653 for the three-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 31.3%. Research and development expenses were $983,729 and $1,165,468 for the nine-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 15.6%. Research and development expenses as a percentage of revenues decreased from 11% for the three- month period ended September 30, 2005 to 7% for the three- month period ended September 30, 2006. Research and development expenses as a percentage of revenues decreased from 14% for the nine- month period ended September 30, 2005 to 10% for the nine- month period ended September 30, 2006. These decreases in research and development spending were driven by the completion in mid 2005 of the design phase of the Company’s microarray products and their subsequent launch. Also, during the third quarter of 2006, the Company cut employee and consultants work hours. We anticipate research and development expenses to continue to decline as a percentage of revenues over the remainder of 2006 due to the expected increase in revenues.

General and Administrative Expenses

General and administrative expenses were $639,940 and $336,074 for the three- month periods ended September 30, 2006 and 2005, respectively, representing an increase of 90.4%. General and administrative expenses were $1,750,978 and $1,110,044 for the nine- month period ended September 30, 2006 and 2005, respectively, representing an increase of 57.7%. The general and administrative expenses as a percentage of revenues increased from 11% for the three- month period ended September 30, 2005 to 19% for the three- month period ended September 30, 2006. The general and administrative expenses as a percentage of revenues increased from 14% for the nine- month period ended September 30, 2005 to 18% for the nine- month period ended September 30, 2006. Certain of these increased expenses related to one-time events occurring during the nine- month period ending September 30, 2006, including payment of severance to former senior executives, recruiting fees, and costs related to the change of our trading symbol. However, other portions of the increased costs, such as higher audit fees, legal fees, board fees, insurance expenses, and proxy related expenses reflect the increased costs of operating as a public company (results for the nine- month period ended September 30, 2005 reflect Alpha CA’s status as a private company) and are expected to continue to be incurred in the future.

Other Income (Expense)

Interest expenses were $77,918 and $79,808 for the three-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 2.4%. Interest expenses were $236,012 and $241,676 for the nine-month periods ended September 30, 2006 and 2005, respectively, representing a decrease of 2.3%. The lower expenses were attributable primarily to lower outstanding balance owed on a term note.

Liquidity and Capital Resources

From inception through September 30, 2006, Alpha CA had raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and a total of $375,000 from the sale of convertible notes described below. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As of September 30, 2006, we had $390,764 in cash and a working capital deficit.

At September 30, 2006, we had the following capital resources available:

•	BFI Business Finance Line of Credit – On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of September 30, 2006, the Company had drawn $885,027 leaving $114,973 available to draw. The interest rate is variable. As of September 30, 2006, the annual interest rate was 11.39% and the outstanding balance was subject to a 0.50% per month administrative fee.

Cash provided by (used in) operating activities was $313,829 and $(940,196) for the nine months ending September 30, 2006 and September 30, 2005, respectively, driven primarily by decreased use of cash to fund operating losses.

Cash used in investing activities was $(329,211) and $(213,124) for the nine- month periods ending September 30, 2006 and 2005, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Net cash (used in) provided by financing activities was $(139,519) and $1,115,808, for the nine- month periods ending September 30, 2006 and 2005, respectively. In the nine months ending September 30, 2006, $375,000 was provided from issuance of debt obligations, we repaid $520,939 of debt obligations, $14,488 was provided from exercise of warrants, and $(8,068) was used to repurchase common stock. In the nine- month period ending September 30, 2005, $1,500,000 was provided from issuance of debt obligations and $846 received from exercise of employee stock options, this was offset by $(385,038) in repayment of debt obligations.

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

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 due in 2011 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”). The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The description of the Purchase Agreement, the Note and the Warrant are set forth in Item 1.01 of the Current Report on Form 8-K filed August 2, 2006, is incorporated by reference herein. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 15% of common stock of the Company, as reported in the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006. The Company will use the proceeds from the private placement for general corporate purposes.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)