Form 10KSB
period 2006-12-31
ALPHA INNOTECH CORP
filed 2007-04-02
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14257

Alpha Innotech Corp.
(Name of small business issuer in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced Street, San Leandro, CA	94577
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (510) 483-9620

Securities registered pursuant to Section 12(b) of the Act:
            Title of class                                                     Name of each exchange on which registered

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class
Common Stock, par value $.01 per share

    Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State Issuer’s revenues for its most recent fiscal year: $13,253,844.

The aggregate market value of Alpha Innotech Corp Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 15, 2007, was $2,805,795.72. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock of Alpha Innotech Corp., $.01 par value, issued and outstanding as of March 15, 2007: 9,891,393.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

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

Products and Markets

As a result of the Merger, we now manufacture and sell analytical laboratory instruments (NAICS #334516), software and consumables used in life science research laboratories for the study of nucleic acids (DNA and RNA), proteins and cells.

Products

Most of our sales come from a line of instruments we group under the heading Macroimaging. These imaging systems, sold under our trademarks AlphaDigiDoc®, AlphaImager® and FluorChem®, comprise a digital camera and bench-top dark enclosure and are used to detect, archive, and analyze fluorescent, chemiluminescent and visible signals from biological samples, such as DNA, proteins and bacterial colonies. We offer a comprehensive Macroimaging system product line spanning a wide spectrum of prices and product specifications. Other products in the Macroimaging group include ultraviolet and visible wavelength illuminators (including the Chromalight™ multiwavelength illuminator), software (AlphaEase® software for data acquisitions and analysis, Alpha GelFox™ software for 2D gel analysis and Alpha PART 11 Ease® software for 21 C.F.R. Part 11 compliance), and reagents and assay kits (ChemiGlow® chemiluminescent substrate, AlphaQuant® molecular ladders, and FAST TF transcription factor assay kit).

    We also sell a line of instruments we group under the heading Microimaging. Researchers use our Microimaging products to analyze slides or multi-well microplates “printed” with genomic, proteomic, or cellular samples, and in some cases, fixed cell cultures. We currently market two instruments for the Microimaging market: the AlphaScan® laser scanner and the NovaRay® detection platform. We offer ArrayVision® data collection software for use with either system.

Markets

We have three customer bases: (1) domestic end users who receive a quote directly from us through a direct sales representative or through a manufacturer’s representative, (2) international distributors who resell to end users outside the US, and (3) GE Healthcare, to which we supply products on an OEM basis. When viewed this way, 2006 sales break down as follows: (1) direct and manufacturers’ representative domestic sales of approximately 46%, (2) international distributors’ sales of approximately 35%, and (3) OEM sales to GE Healthcare of approximately 19%.

Distribution

In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. Internationally, we sell our products through a network of independent distributors. Our independent distributors generally have exclusive distribution rights for their respective territories and/or products and perform sales, marketing and technical support functions for their local customers. We also manufacture instruments for distribution by GE Healthcare on an OEM basis.

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

We intend to compete through our efforts to optimize our distribution channel, to bring new products to market, and to decrease costs of manufacturing inputs. We cannot be certain that our initiatives will prove to be successful, or that we will have sufficient funds to fully implement them.

Sources and Availability of Materials

We use original equipment manufacturers, or OEMs, for various parts of our products, including the cameras, cabinets, transilluminators, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. In 2006 we obtained most of our cameras from a limited number of suppliers, including: Roper Scientific of Tucson, AZ, Diagnostic Instrument of Sterling Heights, MI, Point Grey of Vancouver, Canada, and Apogee of Roseville, CA. We obtained most of our cabinets from Custom Product Development of Livermore, CA and Pacific Imaging Electronics, Ltd. in Taiwan. From time to time, we have experienced delays in obtaining components from certain of our suppliers, which have had an impact on our production schedule for imaging systems. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our products.

Dependence on One or Few Customers

In fiscal year ending December 31, 2006, sales to GE Healthcare accounted for approximately 19% of our total sales; no other customer accounted for more than 6% of our sales. In fiscal year ending December 31, 2005, sales to GE Healthcare accounted for approximately 6% of our total sales; no other customer accounted for more than 7% of our sales.

Intellectual Property

Our patent portfolio consists of four issued U.S. patents relating to Macroimaging and Microimaging technology. These patents expire in 2018, 2022 and 2024.

Under the terms of an agreement with Digital Optical Imaging Corporation (“DigiOpt”), we received certain exclusive license rights to make and sell products incorporating the inventions disclosed in four of DigiOpt’s United States patents. These patents describe the use of micro-optical-electrical-mechanical components such as digital micro mirror devices for controlling both excitation and emission light in ways that can improve the performance of instruments like the NovaRay®. The agreement remains in effect until the last underlying patent or patent application has expired or is abandoned. The latest to expire patent covered by this agreement is scheduled to expire in 2021. We committed to pay certain patent prosecution fees and costs; to date these costs have been minimal. We also committed to pay DigiOpt guaranteed minimum royalties of the aggregate of $40,000 over the five-year period beginning the earlier of the first commercial sale of a product incorporating the technology or October 30, 2007. We have not made any royalty payments to date. DigiOpt may convert the exclusive license rights to non-exclusive if we do not make a first commercial sale by October 30, 2007, or terminate them outright if we do not make a first commercial sale by April 30, 2008.

Our proprietary instrument designs and software are also protected under state and federal trade secret and copyright law.

Alpha GelFox™ and Chromalight™ are trademarks of the Company. The Alpha Innotech logo and the word marks AlphaDigiDoc®, AlphaEase®, AlphaImager®, Alpha PART 11 Ease®, AlphaQuant®, AlphaScan®, ChemiGlow®, FluorChem®, and NovaRay® are registered trademarks of the Company. All other trademarks, service marks and tradenames appearing in this Form 10-KSB are the property of their respective owners.

Effect of Existing or Probable Governmental Regulation on the Business

    Our revenues derived from sales in China through distributors and resellers may be adversely impacted by recent and future changes in the regulatory environment in China, which could significantly impact our total revenues. For example, the Measures for Control of Pollution from Electronic Information Products (hereinafter referred to as the "Measures"), jointly enacted by seven government agencies of the People's Republic of China ("PRC"), took effect as of March 1, 2007. The Measures apply to the manufacture, import and sale of electronic information products within the territory of the PRC and require manufacturers or importers of electronic information products to ensure the products they produce or import comply with national and industrial standards of the PRC on control of hazardous substances and to label products containing certain hazardous substances, such as lead, mercury, cadmium, and hexavalent chromium. Any delays in our ability, or our inability, to comply with such new regulations will adversely affect our business. Further regulatory changes in China and any other jurisdiction where we derive a significant amount of revenue may adversely affect our business.

Research and Development Activities

Our research and development activities are focused on sustaining engineering and product development for the Macroimaging product line, and evaluation of new product candidates identified through business development. We spent $1,227,324 in 2006 and $1,573,017 in 2005 on research and development.

Employees

As of December 31, 2006, we had 44 full-time employees and 4 part-time employees. We consider our relations with employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

Alpha CA has not been profitable since 1999. Alpha CA’s net losses were $1.0 million, $2.5 million, $3.3 million for fiscal years 2006, 2005 and 2004, respectively and it had an accumulated deficit of $18.4 million as of December 31, 2006 and $17.4 million as of December 31, 2005. Our losses have resulted principally from costs incurred in research and development, and from selling, general and administrative costs associated with operations.

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

Additional financing may be required for our future business and operations.

We may require additional capital resources in order to conduct our operations and develop our products. We estimate that our capital resources will be sufficient to fund our current level of operations over the near term. However, additional funds may be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all.

Our business depends on research and development spending levels of pharmaceutical and biotechnology companies and academic and governmental research institutions.

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

We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, at certain prices and in compliance with regulatory requirements. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to produce or sell products in a timely fashion or in sufficient quantities or under acceptable terms.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with companies that help us develop and sell products. Relying on these or other collaborative relationships is risky to our future success because:

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

In fiscal 2006, 43.9 % of our revenues was generated from sales outside the United States. Changes in diplomatic and trade relationships may have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

We could fail in our efforts to expand our distribution and development activities in Asia.

We intend to expand our distribution channels in Asia and to seek third parties there to collaborate in offshore development efforts. We have not had extensive operations in Asia and therefore may lack necessary expertise to successfully increase our sales and development activities in the region or generate profits from such activities. Such expansion plans may also require additional funding which may not be available on favorable terms, if at all.

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

We had significant changes in management during 2006. Effective March 15, 2006, Ronald H. Bissinger replaced Darryl Ray as CFO and COO. Effective September 27, 2006, Ronald H. Bissinger replaced Haseeb Chaudhry as CEO. Effective November 28, 2006, Jeff Whitmore became VP Global Sales. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results and financial condition.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, our business may suffer.

We depend substantially on the principal members of our management, including Ronald Bissinger, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel from numerous companies in the highly competitive northern California business area. The inability to attract and retain these personnel could result in delays in the research, development and commercialization of our potential products.

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

Although we currently have no commitments or agreements with respect to any material acquisitions, we may seek to acquire technologies, products or companies to expand our business. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to other intangible assets or the impairment of goodwill, which could adversely affect our results of operations and financial condition.

Integrating technologies may be costly and may not result in technological advances.

We are working with collaborators to integrate certain technologies into future products. However, market advances resulting from the integration of these technologies may not be achieved as successfully or rapidly as anticipated, if at all.

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

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will entail significant expenditure and could materially affect our financial results.

Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our fiscal year ending December 31, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting, and complying with this requirement continues to require significant accounting, legal and other costs. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, any lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

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

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

    As of December 31, 2006, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 68% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Rules applicable to trading of our common stock reduce the level of trading in the secondary market for our stock and as a result, investors may find it difficult to sell their shares.

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rule requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is “www.alphainnotech.com”. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website. Our filings are also available online at the Securities and Exchange Commission (SEC) website on the Internet. The address of that site is www.sec.gov. The materials are also available at the SEC's Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may also obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY

Headquarters, manufacturing, and research and development are housed in 35,000 square feet of leased space in San Leandro, California. This lease expires November 30, 2011. The rental rate is $578,500 per year.

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

None.

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

Fiscal Year 2006	High Bid	Low Bid
First Quarter	$1.69	$1.05
Second Quarter	1.70	1.05
Third Quarter	1.15	0.70
Fourth Quarter	1.30	0.70

Fiscal Year 2005	High Bid	Low Bid
First Quarter*	$1.95	$1.40
Second Quarter*	1.75	1.40
Third Quarter*	2.05	1.41
Fourth Quarter	2.00	0.15

* Price quotes are those of Xtrana, Inc., the predecessor of Alpha Innotech Corp. See Business Description.

Holders

As of March 16, 2006, there were approximately 144 record owners of our common stock.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in our customer demand and acceptance of our product when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2006 our allowance for sales returns was $143,453 and our allowance for doubtful accounts was $7,158.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyis of upcoming changes in future configurations of our products, and record inventory write-downs for excess and obsolete inventory. As of December 31, 2006, our allowance for excess and obsolete inventory was $41,834.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $5,482,781 at December 31, 2006. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Share-Based Employee Compensation

    Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Starting with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 and on or after January 1, 2006 is recognized on a straight-line basis.

    Prior to the adoption of SFAS 123R, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation.” In general, as the exercise price of options granted under the Company’s plans was equal to market price of the underlying common stock on the grant date, no share-based employee compensation was recognized in the Company’s net (loss) for periods prior to the adoption of SFAS 123R.

The following table presents share-based compensation expense included in the Consolidated Statement of Operations for the year ended December 31, 2006:

Twelve Months Ended December 31, 2006
Cost of goods sold	$7,191
Sales and marketing	16,861
Research and development	14,096
General and administrative	259,114
Total share-based compensation	$297,262

    In December 2005, the Company granted its Chairman of the Board of Directors a non-statutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The options were to vest with respect to 200,000 shares on June 20, 2006 and 100,000 shares on December 31, 2006, subject to completion of certain milestones. As the initial milestone had not been met as of June 30, 2006, the option to purchase 200,000 shares did not vest. The option to purchase the remaining 100,000 shares vested as of December 31, 2006. General and administrative expenses included a charge of $114,854 during the second half of 2006 related to these options.

As of December 31, 2006, $378,763 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through May 2010. The weighted average term of the unrecognized share-based compensation is 3.21 years.

    In the twelve months ended December 31, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge did not significantly impact basic and diluted net loss per share in the twelve months ended December 31, 2006. During the twelve months ended December 31, 2005, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations.

Stock Options

    The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2006 :

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2005	124,287	$1.40
Granted	476,001	1.40
Vested	(140,425)	0.89
Forfeited	(70,297)	2.29
Non-vested stock outstanding at December 31, 2006	389,566	$1.42

    Total fair value of non-vested shares is $553,183 and $174,002 for the years ended December 31, 2006 and 2005, respectively. In addition to the above, the Company granted its Chairman of the Board of Directors a non statutory option to purchase 300,000 shares of common stock with an exercise price of $1.46. This non-statutory option is not part of any stock option plan. The total fair value of the non-vested shares is $0 and $344,558 for the years ended December 31, 2006 and 2005, respectively.

    The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the twelve months ended December 31, 2006.

    No compensation cost was recognized for the employee share-based awards for the twelve months ended December 31, 2005. Had compensation cost been determined on the fair value at the grant dates, the Company’s net loss would have been the pro forma amounts indicated in the table below:

Twelve Months Ended December 31, 2005
Net loss applicable to common stockholders as reported	$(3,126,404)
Effect of stock-based compensation per SFAS 123	(37,524)
Net loss applicable to common stockholders - pro forma	$(3,163,928)

Twelve Months Ended December 31, 2005
Basic and Diluted:
Net loss per share as reported	$(0.80)
Effect of stock-based compensation per SFAS 123	(0.01)
Net loss applicable to common stockholders - pro forma	$(0.81)

    For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2006	2005
Risk-free interest	4.74%	4.62%
Expected life	10 Years	10 Years
Expected volatility	73%	70%
Expected dividend	—	—

The expected life was determined based on the options vesting period and exercise behavior of the employees.

Activity under the Company’s stock plans for the year ended December 31, 2006 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	475,117	$3.21
Grants	476,001	1.40
Exercises	—
Forfeitures	(53,693)	1.59
Expirations	(16,604)	4.58
Outstanding at December 31, 2006	880,821	$2.30	7.36	$66,000
Exercisable at December 31, 2006	491,255	$3.00	5.85	$11,002
Vested and expected to vest at December 31, 2006	491,255	$3.00	5.85	$11,002

    The aggregate intrinsic value is the total pretax intrinsic value (i.e, the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on December 29, 2006 was $1.10.

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

    The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of December 31, 2006 and 2005:

	2006	2005
Shares issuable upon exercise of stock options	54,818	—
Shares issuable upon exercise of warrants	398,214	573,307
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,293,329
Denominator for basic and diluted calculations	453,032	4,866,63

Recent Accounting Pronouncements

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a significant effect on its financial statements.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

    In September 2006, the SEC released SAB 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses the process of quantifying financial statement misstatements, such as addressing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

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

Comparison of the Year Ended December 31, 2006 and 2005

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Revenues for the year ended December 31, 2006 increased $1,203,082, or 10.0%, from $12,050,762 for the year ended December 31, 2005, to $13,253,844 for the year ended December 31, 2006. The growth in sales from 2005 to 2006 is attributable to increased sales to our international distributors and GE Healthcare, offset in part by a decline in US domestic sales.

Revenues outside of the United States represented 43.9% of our total revenues for the year ended December 31, 2006 and 34.5% of our total revenues for the year ended December 31, 2005. The changing ratio of domestic sales to international sales from 2005 to 2006 is attributable to increased sales to our international distributors and shipments to the international distribution center for GE Healthcare, compounded by a decline in US domestic sales.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the year ended December 31, 2006 decreased $95,710 or 1.5%, to $6,314,064, from $6,409,774 for the year ended December 31, 2005. The decrease resulted primarily from a shift in sales to a mix of products having lower component costs during 2006. Also, there was a one-time write-off of obsolete inventory which led to higher manufacturing overhead during 2005.

Gross Profit

Gross profit for the year ending December 31, 2006 increased $1,298,792 or 23.0%, to $6,939,780, from $5,640,988 for the year ended December 31, 2006. The gross profit as a percentage of revenues increased to 52.4% from 46.8% for the year ended December 31, 2005. This was due primarily to a shift in sales to a mix of products having higher gross margins, and to lower manufacturing overhead in 2006 resulting from the one-time write off of obsolete inventory in 2005.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2006 decreased $667,879 or 14.1%, to $4,064,723, from $4,732,602 for the year ended December 31, 2005. Sales and marketing expenses as a percentage of revenues decreased from 39.3% for the year ended December 31, 2005 to 30.7% for the year ended December 31, 2006. The decrease of sales and marketing expenses was primarily due to decrease in headcount during the third and fourth quarters which resulted in cost savings in salaries and commission. The Company also reduced advertising expenses.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2006 decreased $345,693 or 22.0%, to $1,227,324 from $1,573,017 for the year ended December 31, 2005. Research and development expenses as a percentage of revenues decreased from 13.1% for the year ended December 31, 2005 to 9.3% for the year ended December 31, 2006. These decreases in research and development spending were driven by the completion in mid 2005 of the design phase of the Company’s microarray products and their subsequent launch. Also, during 2006 the Company reduced some employee and consultants work hours.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2006 increased $844,202 or 54.9%, to $2,380,836 from $1,536,634 for the year ended December 31, 2005. The general and administrative expenses as a percentage of revenues increased from 12.8% for the year ended December 2005 to 18.0% for the year ended December 31, 2006. Certain of these increased expenses related to one-time events occurring during the year ending December 31, 2006, including payment of severance to former senior executives, and recruiting fees. However, other portions of the increased costs, such as higher audit fees, legal fees, board fees, insurance expenses, and proxy related expenses reflect the increased costs of operating as a public company (results for the year ended December 31, 2005 reflect Alpha CA’s status as a private company until October 3, 2005) and are expected to continue to be incurred in the future.

Other Income (Expense)

Interest expense for the year ended December 31, 2006 was $318,630 as compared to $307,151 for the year ended December 31, 2005. The increase in interest expense was primarily due to higher interest rates in 2006 as compared to 2005 under a line of credit and the issuance of a convertible note in July 2006.

Off-Balance-Sheet Arrangements

    As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

Liquidity and Capital Resources

From inception through December 31, 2006, Alpha CA had raised a total of $1,956,076 net of offering costs in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319 net of offering costs from the sale of redeemable convertible preferred stock, a total of $375,000 from the sale of a convertible note described below, and $107,137 net of offering costs from the issuance of common stock As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As of December 31, 2006, we had $445,656 in cash and a working capital deficit.

Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets. As a result of these and other factors, our independent registered public accountants, Rowbotham and Company LLP, indicated, in their report on our 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern.

At December 31, 2006, we had the following capital resources available:

· Issuance of Convertible Note - On July 21, 2006, the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of December 31, 2006, no portion of the principal amount of the note had been repaid or converted.

• Loan From Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments of $50,000 per month ($600,000 per year) beginning on November 1, 2005. As of December 31, 2006, $700,000 of the principal had been repaid, leaving $800,000 still owing. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

• BFI Business Finance Line of Credit - On March 9, 2004, Alpha CA established a line of credit with BFI Business Finance (“BFI”). The interest rate is variable. As of December 31, 2006, the interest rate was 11.23 % and the outstanding balance was subject to a 0.50% per month administrative fee. The obligations under the line of credit are secured by a first priority lien and security interest in substantially all our assets.

Cash provided by (used in) operating activities was $478,500 and $(2,440,144) for the years ending December 31, 2006 and December 31, 2005, respectively. During 2006, the cash provided by operating activities was primarily due to a positive change in working capital of $636,377 offset by a net loss of $(157,877) net of adjusted non cash expenses. The non cash expense items included depreciation and amortization expense of $565,688 and imputed cost of stock based compensation of $297,262. The positive change in working capital was attributable to a positive change in inventory of $332,484 which was made to fulfill anticipated future demand resulting in an increase in accounts payable by $111,457 for purchases of certain components. Moreover, a positive change in accounts receivable of $192,448 was due to strong domestic collection in December 2006 offset by increased sales volume during December 2006 which resulted in a net decrease in accounts receivable. There was also a positive change of $120,904 in deferred revenue due to increased payments on increased system sales at year end. There was a negative change in accrued liabilities by $108,672 due to the timing of payments related to payroll and related costs. During 2005, the primary use of cash was to fund our net loss of $(1,752,877) net of adjusted non cash expenses. The non cash expense items included depreciation and amortization expense of $578,800 and compensation expense associated with warrants issued of $130,933. Also, a negative change in working capital of $687,267 resulted in a negative cash flow from operating activities of $2,440,144 during 2005.

Cash provided by (used in) investing activities was $(397,638) and $1,698,867 for the years ending December 31, 2006 and December 31, 2005, respectively. Cash was used to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers. The Company also acquired $2,033,000 in cash as a result of the Merger in 2005.

Cash provided by (used in) financing activities was $(180,871) and $1,246,768 for the years ending December 31, 2006 and December 31, 2005, respectively. In the year ending December 31, 2006, $375,000 was provided from issuance of a convertible note, $37,709 was provided by increased borrowing under a line of credit, $14,488 was provided from exercise of warrants, $8,068 was used to repurchase common stock, and $600,000 was used to pay down principal owing under the Alexandria loan. In the year ending December 31, 2005, $1,645,920 was provided from issuance of debt obligations, $100,000 was used to pay down principal owing under the Alexandria loan, and $300,000 was used to pay off a term loan.
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

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alerting them to material information relating to the Company required to be in our Exchange Act filings.

b) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal controls over financial reporting, that occurred during our fiscal fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

[Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2007 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.]

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information, as of March 31, 2007, regarding those individuals who serve as our directors and executive officers:

NAME	AGE	POSITION

Ronald H. Bissinger	56	Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Director
William Snider	36	Chairman of the Board
Haseeb Chaudhry	41	Vice Chairman
Michael D. Bick, Ph.D.	62	Director
James H. Chamberlain	59	Director
Nagesh Mhatre, Ph.D.	74	Director
Darryl Ray, Ph.D.	55	Director

RONALD H. BISSINGER has served as our Chief Executive Officer since September 27, 2006, and as Chief Operating Officer and Chief Financial Officer since March, 2006. Mr. Bissinger brings over 30 years experience in finance, manufacturing, business development and mergers and acquisitions to Alpha Innotech. Prior to joining the company, from 2003 to 2006, he was an independent consultant to emerging life sciences companies, including Alpha Innotech. From 2003 to 2004 Mr. Bissinger was Chief Financial Officer of Accela and from 2002 to 2003 Executive Vice President of PointBase, both of which were software companies. From 1999 to 2001 he was Chief Financial Officer of Lexar through the semiconductor company’s initial public offering on the NASDAQ, and from 1998 to 1999 was Vice President of Finance and Business Development and Chief Financial Officer of Ultradata, an enterprise software company trading on the NASDAQ. Mr. Bissinger began his career in technology development and commercialization with Exxon, General Electric and Siemens. Mr. Bissinger holds a B.S. in Chemical Engineering from Clarkson University, an M.S. in Chemical Engineering from the University of California, Berkeley, and an M.B.A. from the University of Denver.

WILLIAM SNIDER, CFA been a Director since October 2005, and is now Chairman of the Board of Directors. Mr. Snider is a general partner and co-founder of Emerging Technology Partners, LLC. Prior to ETP he was a mutual fund portfolio manager at T. Rowe Price. Mr. Snider joined T. Rowe Price in 1991 after attending the Wharton School. Shortly thereafter he became the youngest vice president and portfolio manager in the firm’s 60+ year history. His responsibilities included managing $2 billion of mutual fund and institutional client portfolios.

HASEEB CHAUDHRY co-founded Alpha CA in 1992. Mr. Chaudhry has been a Director since October 2005, and is now Vice Chairman of the Board of Directors. Mr. Chaudhry served as Chief Executive Officer of the Company from the time of the Merger until September, 2006. Mr. Chaudhry has over 15 years of experience in strategic planning, business development, sales and marketing and managing technology and application development. Prior to founding Alpha CA, Mr. Chaudhry was involved with a start-up company, American Synthesis, that sold and marketed customized oligonucleotides, reagents, chemicals and scientific instruments. He holds a B.A. degree in Genetics from the University of California, Berkeley.

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

JAMES H. CHAMBERLAIN has been a member of our Board of Directors since October 2005. He was appointed as the interim Chief Executive Officer and Chief Financial Officer of Xtrana in March 2004 and served in that position until the closing of the Merger. Since November 2000, Mr. Chamberlain has served as a director of the West Virginia University Foundation. Mr. Chamberlain founded BioSource International, Inc., a Nasdaq-listed company dedicated to the research, development, manufacturing, and marketing of biomedical products to the diagnostic and research markets, in 1989. Mr. Chamberlain retired as a director of BioSource and as its Chairman, President, and Chief Executive Officer in 2000. Prior to BioSource, Mr. Chamberlain was the Manager of Business Development for Amgen, Inc. Mr. Chamberlain also serves on the Boards of Directors of Marligen and Cerionx, both private companies in the biotechnology industry. Mr. Chamberlain received a B.S degree in biology and chemistry from West Virginia University in 1969 and completed an M.B.A. Executive Program at Pepperdine University in 1981.

NAGESH S. MHATRE, PH.D., has been a Director since October 2005, and was our Executive Chairman until December 2005. Dr. Mhatre is currently an executive chairman of BioImagene. Dr. Mhatre has over 40 years of senior management experience in international medical technology companies, including Miles Laboratories (Bayer AG) and Becton Dickinson & Company. While at Becton Dickinson, he served for 13 years as corporate vice president and president of its Immunocytometry Systems Division. Prior to this, he was for three years President of Becton Dickinson Laboratory Products, Europe, in Grenoble, France. At Miles Laboratories, he served for four years as managing director, Miles-Yeda, in Rehovot, Israel, a joint venture with the Weizmann Institute of Science. Dr. Mhatre has been a member of the Boards of Governors of Silicon Valley Capital Club, Heidelberg International Club, San Francisco, CA. and Friends of Weizmann Institute of Science. He serves as a Trustee on the Board of World Affairs Council, San Francisco. Dr. Mhatre is a charter member and membership chair (1998-9) of The Indus Entrepreneur-TiE Silicon Valley. Dr. Mhatre received his B.S. degree from Bombay University, India, an M.S. degree from Oregon State University and a Ph.D. degree in biochemistry/microbiology from Rutgers University.

DARRYL RAY, PH.D., co-founded Alpha CA. Dr. Ray has been a Director since October 2005, and served as Chief Operating Officer and Chief Financial Officer of the Company from the time of the Merger until March, 2006. Prior to founding Alpha CA, Dr. Ray was Director of Technical Affairs at American Synthesis, overseeing Quality Assurance of the oligonucleotides manufacturing facility and actively leading the development of a variety of new instruments for Life Sciences research. Prior to America Synthesis, Dr. Ray was involved in the development of diagnostic, R&D, and research instruments at American Bionetics (ABN) and Hoefer Scientific Instruments (now Harvard Bioscience). Dr. Ray received his B. S. degree in biology from California State Polytechnic University, Pomona and his Ph.D. degree in Cell Biology from the University of California, Santa Barbara.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1[7]	1993 Stock Incentive Plan*

4.2[8]	2000 Stock Incentive Plan*

4.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.5[9]	2006 Equity Incentive Plan*

4.6[5]	Secured Promissory Note Issued to Alexandria Dated April 8, 2005

4.7[5]	Loan and Security Agreement with BFI dated March 9, 2004

4.8[10]	Form of Convertible Note Issued to ETP/FBR Venture Capital II, LLC

4.9[10]	Form of Warrant Issued to ETP/FBR Venture Capital II, LLC

4.10	Form of Restricted Stock Award to Ronald Bissinger

10.1[10]	Form of Securities Purchase Agreement with ETP/FBR Venture Capital II, LLC

10.2[5]	Employment Agreement between Alpha Innotech Corporation and Haseeb Chaudhry dated May 11, 2001*

1 Incorporated by reference to our Form 8-K filed December 17, 2004
2 Incorporated by reference to our Form 8-K filed April 12, 2005.
3 Incorporated by reference to our Form 8-K filed July 11, 2005.
4 Incorporated by reference to our Form 8-K filed August 26, 2005.
5 Incorporated by reference to our Form 8-K filed October 7, 2005.
6 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
7 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
8 Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
9 Incorporated by reference to our Form S-8 filed October 19, 2006.
10 Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ending June 30, 2006 filed August 14, 2006.

10.3[5]	Amendment No. 1 to Employment Agreement with Haseeb Chaudhry dated April 6, 2005*.

10.4	Agreement and General Release with Haseeb Chaudhry dated October 27, 2006*.

10.5[5]	Employment Agreement between Alpha Innotech Corporation and Darryl Ray dated May 11, 2001*

10.6[5]	Amendment No. 1 to Employment Agreement with Darryl Ray dated April 6, 2005.*

10.7	Agreement and General Release with Darryl Ray dated March 31, 2006*

10.8[11]	Employee offer letter to Ronald H. Bissinger*

11.1[12]	Statement regarding computation of per share earnings

14.1[13]	Code of Ethics

16.1[14]	Letter on change in certifying accountant

21.1[15]	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[16]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO and CFO)

32.1	Section 1350 Certification (CEO and CFO)

* Management contract or compensatory plan
11 Incorporated by reference to our Form 8-K filed March 9, 2006.
12 Incorporated by reference to the discussion of “Loss per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2005 and 2004 of this report.
13 Incorporated by reference to our Form 10-KSB/A filed April 28, 2004.
14 Incorporated by reference to our Form 8-K/A filed January 11, 2006.
15 Incorporated by reference to our Form 10-KSB filed March 31, 2006.
16 Incorporated by reference to Power of Attorney located on page S-1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Proxy Statement.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Alpha Innotech Corp.

We have audited the accompanying consolidated balance sheet of Alpha Innotech Corp. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2006, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham and Company LLP

San Francisco, California
March 30, 2007

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Balance Sheet
As of December 31, 2006

2006
Assets
Current assets:
Cash and cash equivalents	$445,656
Accounts receivable, net	2,189,411
Inventory, net	633,550
Prepaid expenses and other current assets	189,524
Total current assets	3,458,141

Property and equipment, net	1,048,906

Other assets	91,307
Total assets	$4,598,354
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,608,286
Accrued liabilities	975,666
Current portion of debt	1,593,675
Deferred revenue	895,875
Other liabilities	210,474
Total current liabilities	5,283,976
Debt, net of current portion	489,068
Commitments and contingencies	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 9,891,393 shares issued and outstanding	98,914
Additional paid-in capital	17,108,125
Accumulated deficit	(18,373,661)
Treasury stock	(8,068)
Total shareholders’ deficit	(1,174,690)
Total liabilities and shareholders’ deficit	$4,598,354

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenue	$13,253,844	$12,050,762

Cost of goods sold	6,314,064	6,409,774
Gross profit	6,939,780	5,640,988
Operating costs and expenses:
Sales and marketing	4,064,723	4,732,602
Research and development	1,227,324	1,573,017
General and administrative	2,380,836	1,536,634
Total operating costs and expenses	7,672,883	7,842,253
Loss from operations	(733,103)	(2,201,265)

Other income (expense):
Interest expense	(318,630)	(307,151)
Other income (expense), net	53,479	13,473
Total other income (expense)	(265,151)	(293,678)
Net loss	(998,254)	(2,494,943)

Accretions on redeemable convertible preferred stock	—	(631,461)
Net loss applicable to common shareholders	$(998,254)	$(3,126,404)
Net loss per share - basic and diluted	$(0.10)	$(0.80)
Weighted average shares outstanding - basic and diluted	9,880,221	3,888,451

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Changes in Shareholders’ Deficit
For the Years Ended December 31, 2006 and 2005

	Redeemable Convertible Preferred Stock
	Series A		Series A-1		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2005	10,533,334	$10,273,256	7,343,418	$2,180,733	2,648,980	$26,490	$1,120,455	—	$—	$(14,249,003)	$(13,102,058)
Accretion of preferred stock to redemption value	—	21,055	—	4,224	—	—	—	—	—	(25,279)	(25,279)
Accretion of cumulative preferred dividend	—	474,000	—	132,182	—	—	—	—	—	(606,182)	(606,182)
Exercise of stock option for cash	—	—	—	—	350	3	845	—	—	—	848
Issuance of common stock warrants	—	—	—	—	—	—	130,933	—	—	—	130,933
Conversion of preferred stock	(10,533,334)	(10,768,311)	(7,343,418)	(2,317,139)	5,423,152	54,232	13,031,218	—	—	—	13,085,450
Effect of reverse merger	—	—	—	—	1,653,327	16,533	2,420,227	—	—	—	2,436,760
Net loss	—	—	—	—	—	—	—	—	—	(2,494,943)	(2,494,943)
Balance at December 31, 2005	—	—	—	—	9,725,809	97,258	16,703,678	—	—	(17,375,407)	(574,471)

Exercise of warrants	—	—	—	—	165,584	1,656	12,832	—	—	—	14,488
Repurchase of common stock	—	—	—	—	—	—	—	4,746	(8,068)	—	(8,068)
Issuance of common stock warrant	—	—	—	—	—	—	94,353	—	—	—	94,353
Stock based compensation	—	—	—	—	—	—	297,262	—	—	—	297,262
Net loss	—	—	—	—	—	—	—	—	—	(998,254)	(998,254)
Balance at December 31, 2006	—	$—	—	$—	9,891,393	$98,914	$17,108,125	4,746	$(8,068)	$(18,373,661)	$(1,174,690)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(998,254)	$(2,494,943)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565,668	578,800
Allowance for sales returns and doubtful accounts	28,711	39,519
Allowance for excess and obsolete inventory	(14,025)	(24,922)
Provision for demo equipment	(46,825)	15,000
Gain on disposal of property and equipment	1,165	2,736
Accretion of debt discount to interest expense	8,421	—
Warrants issued in lieu of compensation	—	130,933
Share-based compensation	297,262	—
Change in operating assets and liabilities:
Accounts receivables	192,448	(474,535)
Inventory	332,484	(202,496)
Prepaid expenses and other current assets	22,463	(18,950)
Other assets	(14,982)	3,345
Accounts payable	111,457	(145,943)
Accrued liabilities	(108,672)	(95,204)
Deferred revenue	120,904	199,927
Other liabilities	(19,725)	46,589
Net cash provided by (used in) operating activities	478,500	(2,440,144)
Cash flows from investing activities:
Cash acquired in reverse merger	—	2,033,000
Purchase of property and equipment	(397,638)	(334,133)
Net cash provided by (used in) investing activities	(397,638)	1,698,867
Cash flows from financing activities:
Proceeds from borrowing of debt obligation	37,709	1,645,920
Repayment of debt obligation	(600,000)	(400,000)
Proceeds from issuance of convertible notes	375,000	—
Proceeds from exercise of common stock options	—	848
Proceeds from exercise of warrants	14,488	—
Repurchase of common stock	(8,068)	—
Net cash provided by (used in) financing activities	(180,871)	1,246,768
Net increase (decrease) in cash and cash equivalents	(100,009)	505,491
—
Cash and cash equivalents at the beginning of the year	545,665	40,174
Cash and cash equivalents at the end of the year	$445,656	$545,665

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Supplemental disclosures of cash flow information:
Interest paid during the year	$318,630	$294,321
Income taxes paid during the year	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$—	$631,461
Issuance of common stock warrant	$94,353	$—
Conversion of preferred stock	$—	$13,085,450
Elimination of Xtrana, Inc.’s loan to Alpha Innotech Corporation	$—	$500,000
Detail of reverse merger:
Cash	$—	$(2,033,000)
Prepaid expenses	—	(23,000)
Notes receivable from Alpha Innotech Corporation	—	(500,000)
Accounts payable	—	26,000
Accrued liabilities	—	91,000
Other liabilities	—	2,240
Common stock issued to Xtrana, Inc.	—	2,436,760
Cash paid in 2005	—	—
Cash acquired in reverse merger	—	2,033,000
Cash acquired in reverse merger	$—	$2,033,000

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

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

Merger - On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. The officers and board members of Xtrana, Inc. resigned and were replaced by officers of Alpha Innotech Corporation along with newly elected board members. Alpha Innotech Corporation shareholders received 8,072,482 shares of common stock of Xtrana, Inc. As a result of the transaction and subsequent stock transactions, there are 9,891,393 shares of common stock issued and outstanding.

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

Management’s Plan - In the past, the Company has incurred substantial losses and negative cash flows from operating activities. For the year ended December 31, 2006, the Company incurred a loss from operations of $733,103 and has a working capital deficiency and a shareholders’ deficit as of December 31, 2006. However, the Company had a net profit of $41,000 in the three months period ending December 31, 2006 and generated positive cash flows from operations of $478,500 for the year ended December 31, 2006. Furthermore, the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 in July, 2006. As a result, management believes the Company has sufficient cash to fund operations in the near term.

Nevertheless, management expects operating losses to resume in the first quarter of 2007 due to increased Sales and Marketing compensation and meeting expenses, continuing high General and Administrative costs related to being a public company, and increased Research and Development costs related to the development of new products. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses from operation and was unable to generate positive cash flow from operations from 1999 through 2005. However, the Company generated cash from operations in the year ending December 31, 2006 in the amount of $478,500. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company has been able to fund its operating losses to date primarily through the sale of preferred stock and its merger with Xtrana, Inc. The ability of the Company to manage its operating expenses to a level that can be financed by existing cash is critical to the Company’s ability to continue as a going concern. Management plans to manage expenses and obtain additional sources of cash through debt and or capital financings. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

Principles of Consolidation - The consolidated financial statements include the financial statements of Alpha Innotech Corp. and its wholly-owned subsidiaries. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Uses of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all short-term, interest-bearing deposits with original matures of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

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

Income Taxes - Income taxes are accounted for using the asset and liability approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not. At December 31, 2006, a full valuation has been established for the deferred tax assets, as management believes that it is more likely than not that a tax benefit will not be realized.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future net undiscounted cash flows, which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2006.

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

Revenue is recorded net of estimated returns. The Company’s management makes estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in its customer demand and acceptance of its product when evaluating the adequacy of its allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2006, the Company’s allowance for sales returns was $143,453 and its allowance for doubtful accounts was $7,158.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $ 79,541 and $ 214,063 respectively.

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

Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Starting with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 and on or after January 1, 2006 is recognized on a straight-line basis.

Prior to the adoption of SFAS 123R, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation.” In general, as the exercise price of options granted under the Company’s plans was equal to market price of the underlying common stock on the grant date, no share-based employee compensation was recognized in the Company’s net (loss) for periods prior to the adoption of SFAS 123R.

The following table presents share-based compensation expense included in the Consolidated Statement of Operations for the year ended December 31, 2006:

2006
Cost of goods sold	$7,191
Sales and marketing	16,861
Research and development	14,096
General and administrative	259,114
Total share-based compensation	$297,262

In December 2005, the Company granted its Chairman of the Board of Directors a non-statutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The options were to vest with respect to 200,000 shares on June 20, 2006 and 100,000 shares on December 31, 2006, subject to completion of certain milestones. As the initial milestone had not been met as of June 30, 2006, the option to purchase 200,000 shares did not vest. The option to purchase the remaining 100,000 shares vested as of December 31, 2006. General and administrative expenses included a charge of $114,854 during the second half of 2006 related to these options.

As of December 31, 2006, $378,763 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through May 2010. The weighted average term of the unrecognized stock-based compensation is 3.21 years.

In the twelve months ended December 31, 2006, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the twelve months ended December 31, 2006. During the twelve months ended December 31, 2005, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations.
Stock Options

The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2006 :

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2005	124,287	$1.40
Granted	476,001	1.40
Vested	(140,425)	0.89
Forfeited	(70,297)	2.29
Non-vested stock outstanding at December 31, 2006	389,566	$1.42

Total fair value of non-vested shares is $553,183 and $174,002 for the years ended December 31, 2006 and 2005, respectively. In addition to the above, the Company granted its Chairman of the Board of Directors a non statutory option to purchase 300,000 shares of common stock with an exercise price of $1.46. This non-statutory option is not part of any stock option plan. The total fair value of the non-vested shares is $0 and $438,000 for the years ended December 31, 2006 and 2005, respectively.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the twelve months ended December 31, 2006.

No compensation cost was recognized for the employee share-based awards for the twelve months ended December 31, 2005. Had compensation cost been determined on the fair value at the grant dates, the Company’s net loss would have been the pro forma amounts indicated in the table below:

2005
Net loss applicable to common stockholders as reported	$(3,126,404)
Effect of stock-based compensation per SFAS 123	(37,524)
Net loss applicable to common stockholders - pro forma	$(3,163,928)

2005
Basic and Diluted:
Net loss per share as reported	$(0.80)
Effect of stock-based compensation per SFAS 123	(0.01)
Net loss applicable to common stockholders - pro forma	$(0.81)

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2006	2005
Risk-free interest	4.74%	4.62%
Expected life	10 Years	10 Years
Expected volatility	73%	70%
Expected dividend	—	—

The expected life was determined based on the options vesting period and exercise behavior of the employees.

Activity under the Company’s stock plans for the year ended December 31, 2006 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	475,117	$3.21
Grants	476,001	1.40
Exercises	—
Forfeitures	(53,693)	1.59
Expirations	(16,604)	4.58
Outstanding at December 31, 2006	880,821	$2.30	7.36	$66,000
Exercisable at December 31, 2006	491,255	$3.00	5.85	$11,002
Vested and expected to vest at December 31, 2006	491,255	$3.00	5.85	$11,002

The aggregate intrinsic value is the total pretax intrinsic value (i.e, the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on December 29, 2006 was $1.10.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of December 31, 2006 and 2005:

	2006	2005
Shares issuable upon exercise of stock options	54,818	—
Shares issuable upon exercise of warrants	398,214	573,307
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,293,329
Denominator for basic and diluted calculations	453,032	4,866,63

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

Material Customers - GE Healthcare provided 19% and 6% of the Company’s revenues in the years ended December 31, 2006 and December 31, 2005, respectively. Accounts receivable owing from GE Healthcare were 36% and 16% of all Company accounts receivable at December 31, 2006 and December 31, 2005, respectively.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the SEC released SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses the process of quantifying financial statement misstatements, such as addressing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

2. Balance Sheet Components

Accounts receivable consisted of the following at December 31, 2006:

2006
Accounts receivable	$2,340,022
Less allowance for sales returns	(143,453)
Less allowance for doubtful accounts	(7,158)
Accounts receivable, net	$2,189,411

Inventory consisted of the following at December 31, 2006:

2006
Raw materials	$571,693
Inventory in transit	103,691
Less allowance for excess and obsolete inventory	(41,834)
Inventory, net	$633,550

Property and equipment consisted of the following at December 31, 2006:

2006
Machinery and equipment	$404,687
Furniture and fixtures	208,201
Leasehold improvements	1,507,500
Loaner and demonstration units	812,188
Computers	309,072
Software	90,517
Total property and equipment	3,332,165
Less accumulated depreciation and amortization	(2,283,259)
Property and equipment, net	$1,048,906

In 2002, the Company entered into a capital lease agreement for production equipment. As of December 31, 2006, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756.

Accrued liabilities consisted of the following at December 31, 2006:

2006
Payroll and related costs	$412,877
Warranty	135,773
Audit and tax accrual	56,500
Finder’s fee	175,000
Consultant and board member fees	68,930
Other	126,586
Accrued liabilities	$975,666

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

3. Debt

Debt consisted of the following at December 31, 2006:

2006
Alexandria Finance, LLC Term Loan	$800,000
BFI Business Finance Line of Credit	993,675
ETP Finance Convertible Note, net of debt discount	289,068
Total debt	2,082,743
Less current portion	(1,593,675)
Debt, net of current portion	$489,068

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”)(See Note 6, Common Stock). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. Interest expense accrued on the note for the year ended December 31, 2006 was $5,122. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Note is subordinate in right of payment to the Company's existing "Senior Debt", specifically (1) Loan and Security Agreement with BFI dated March 9, 2004; and (2) the Secured Promissory Note dated April 8, 2005 and related loan documents in favor of Alexandria Finance, LLC. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 15% of common stock of the Company.

    Maturities are as follows:

Year ending December 31:
2011	289,068
ETP/FBR Venture Capital II, LLC Convertible Note	$289,068

Alexandria Finance, LLC Term Loan - In connection with funding of operations and sales and marketing efforts of new products and new sales channel in April 2005, the Company executed a term loan in the amount of $1,500,000 payable to Alexandria Finance, LLC. The Company issued as warrant to Alexandria Equities, LLC to purchase an aggregate of 720,000 shares of common stock with an exercise price of $0.20 per share and issued a warrant to ETP Finance Corp. to purchase an aggregate of 180,000 shares of common stock with an exercise price of $0.20 per share in association with the term loan. The loan matures in April 2008 with principal payment of $50,000 per month, starting November 2005. The interest rate applicable to the term loan is 12.5%. Interest expense on the term loan for the year ended December 31, 2006 and December 31, 2005 was $134,212 and $162,363. In accordance with the merger agreement, the Alexandria Equities, LLC warrant was replaced with a common stock warrant to purchase 82,289 shares of common stock with an exercise price of $1.75 per share and the ETP Finance Corp. warrant was replaced with a common stock warrant to purchase 20,572 shares of common stock with an exercise price of $1.75 per share.

Maturities are as follows:

Year ending December 31:
2007	$600,000
2008	200,000
Alexandria Finance, LLC Term Loan	$800,000

BFI Business Finance Line of Credit - In connection with funding of operations and development of new products in March 2004, the Company established a line of credit with BFI Business Finance (“BFI”), in which the Company uses its accounts receivable as collateral and obtains advances from BFI up to 80% of the Company’s accounts receivable balance at the time of the borrowing, but with principal advances not to exceed $1 million. The interest rate of the line of credit is variable, and bears interest at a rate of 3% over prime. The interest rate as of December 31, 2006 and December 31, 2005 was 11.23% and 10.22%, respectively. Interest expense on the line of credit for the years ended December 31, 2006 and December 31, 2005 was $167,633 and $118,258, respectively.

BFI Business Term Loan - In connection with funding of operations and development of new products in August 2004, the Company executed a loan in the amount of $300,000 payable to the BFI Business Finance (“BFI”). During 2005, BFI Business agreed to extend the term loan for a fee of $20,000. The term loan was repaid in 2005. Interest expense on the term loan for the years ended December 31, 2005 was $11,299.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

4. Commitments and Contingencies

The Company rents its office facilities under an operating lease, which expires on December 2011. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expenses. Rent expense for the years ended December 31, 2006 and 2005 was $578,500 and $579,877, respectively.

At December 31, 2006, total future minimum facility lease payments are as follows:

Year ending December 31:
2007	$586,887
2008	598,625
2009	610,597
2010	622,809
2011	581,570
Total minimum lease obligation	$3,000,488

Under the terms of the 2001 facility lease agreement, the Company is obligated to provide the lessor with a security deposit of $66,500, which is included in other assets.

5. Income Taxes

No provision or benefit for income taxes has been recognized for the years ended December 31, 2006 and 2005 as the Company has incurred net operating losses for tax purposes and had no loss carryback potential.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating loss carryforwards	$3,626,096	$3,402,884
Research and development credits	665,141	544,261
Reserves and accruals	1,191,544	1,171,141
Total	5,482,781	5,118,286
Less valuation allowance	(5,482,781)	(5,118,286)
Deferred taxes	$—	$—

The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was $364,495 and $584,957, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets, and, accordingly a full valuation allowance is required.

The difference between the expected provision for income taxes, based on the U.S. federal statutory tax rate of 34%, to the Company’s actual income tax provision, effective tax rate of 0%, relates to a full valuation allowance.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $9,446,000 and $7,108,000, respectively. The federal and state net operating loss carryforwards will expire in various periods through 2026.

At December 31, 2006, the Company had federal and state research and development tax credits of approximately $665,000. The federal research and development tax credits will expire in various periods through 2026 and the California state research and development tax credits can be carried forward indefinitely.

Utilization of net operating loss carryforwards may be subject to substantial limitation due to the ownership change limitations provided by the internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

6. Common Stock

Warrants for Common Stock - During 2006, the Company issued warrants to ETP Finance to purchase an aggregate of 125,000 shares of common stock with an exercise price of $1.20 per share as additional consideration for convertible notes payable in the amount of $375,000. Using the Black-Scholes pricing model and the following assumptions : estimated volatility of 87%, a contractual life of five years, a zero dividend rate, 4.99% risk free interest rate and the fair value of the common stock of $1.15 per share, the Company determined the allocated fair value of the warrants was $94,353 at the date of grant. The warrants were recorded as a discount to the convertible promissory notes. The Company accreted $8,421 to interest expense for the year ended December 31, 2006 and the remaining interest expense of $85,932 will be amortized over the term of the note which ends on July 20, 2011.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

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

The following table summarizes information concerning outstanding and exercisable common stock warrants as of December 31, 2006:

	Common Stock Warrants Outstanding at December 31, 2006			Common Stock Warrants Exercisable at December 31, 2006
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.0875	432,627	4.53	$0.0875	432,627	$0.0875
$ 1.2000	125,000	9.56	$1.2000	125,000	$1.2000
$ 1.7500	102,861	5.27	$1.7500	102,861	$1.7500
$ 8.5900	22,500	3.34	$8.5900	22,500	$8.5900
$ 14.6900	5,000	3.17	$14.6900	5,000	$14.6900
$ 18.7500	5,000	0.25	$18.7500	5,000	$18.7500
	692,988			692,988

The above common stock warrants remained exercisable at December 31, 2006 and will expire at various dates between March 2007 and July 2016.

Stock Option Plans - At December 31, 2006, the Company had five stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of December 31, 2006, a total of 219,494 shares of Alpha Innotech Corp.’s common stock were reserved for issuance under two plans. Options granted under the two plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

As of December 31, 2006, a total of 1,713,666 shares of Alpha Innotech Corporation’s common stock were reserved for issuance under three plans. Under the three plans, Alpha Innotech Corporation may issue options to purchase common stock to employees, directors and consultants. Options granted under the two plans may be incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) may be granted only to Alpha Innotech Corporation employees, which include officers and directors of Alpha Innotech Corporation. Non-qualified stock options (“NSO”) may be granted to employees and consultants. Options are to be granted at an exercise price not less than fair market value for an ISO or 85% of fair value for an NSO. For individual holding more than 10% of the voting rights of all classes stock, the exercise price of an option will not be less than 110% of fair market value. Options granted under the two plans generally vest over a one- to five-year period from the date of the grant.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

The combined stock option activity for 2006 and 2005 under the above plans was as follows:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Aggregate Price
Balance at January 1, 2005	416,905	518,930	3.43	1,779,994
Granted	(119,604)	119,604	1.65	197,347
Exercised	—	(350)	2.42	(848)
Cancelled	65,700	(65,700)	2.60	(170,820)
Expired	97,367	(97,367)	2.89	(281,391)
Balance at December 31, 2005	460,368	475,117	3.21	1,524,282
Authorized under the 2006 Plan	1,000,000	—	—	—
Granted	(476,001)	476,001	1.40	665,643
Exercised	—	—	—	—
Cancelled	53,693	(53,693)	1.59	(85,198)
Expired	14,279	(16,604)	4.58	(76,088)
Balance at December 31, 2006	1,052,339	880,821	2.30	2,028,639

The following information summarizes stock options outstanding at December 31, 2006:

	Common Stock Options Outstanding at December 31, 2006			Common Stock Options Exercisable at December 31, 2006
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Exercise Price	Number Exercisable	Exercise Price
$ 0.95	60,000	9.83	$0.95	10,002	$0.95
$ 1.35	156,792	9.38	$1.35	22,796	$1.35
$ 1.40	29,932	3.85	$1.40	29,932	$1.40
$ 1.50	40,000	8.93	$1.50	40,000	$1.50
$ 1.53	208,333	9.27	$1.53	45,833	$1.53
$ 1.66	56,403	8.34	$1.66	20,743	$1.66
$ 1.92	8,343	8.05	$1.92	5,285	$1.92
$ 2.30	11,000	5.60	$2.30	11,000	$2.30
$ 2.62	100,024	5.38	$2.62	95,670	$2.62
$ 2.89	120,006	4.19	$2.89	120,006	$2.89
$ 3.70	49,500	5.31	$3.70	49,500	$3.70
$ 6.60	2,000	1.83	$6.60	2,000	$6.60
$ 7.00	6,000	5.47	$7.00	6,000	$7.00
$ 7.81	1,500	4.25	$7.81	1,500	$7.81
$ 9.38	200	3.05	$9.38	200	$9.38
$ 9.40	15,663	2.42	$9.40	15,663	$9.40
$ 10.00	6,000	3.61	$10.00	6,000	$10.00
$ 10.30	1,500	3.61	$10.30	1,500	$10.30
$ 11.56	4,500	1.42	$11.56	4,500	$11.56
$ 16.87	500	3.18	$16.87	500	$16.87
$ 23.13	2,125	0.40	$23.13	2,125	$23.13
$ 24.38	500	1.24	$24.38	500	$24.38
	880,821			491,255

The weighted average remaining contractual life of outstanding options at December 31, 2006 was 7.36 years. At December 31, 2006, there were 491,255 options exercisable with a weighted average exercise prices of $2.94.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

In addition to the above, the Company in December, 2005 granted its Chairman of the Board of Directors a nonstatutory stock option to purchase 300,000 shares of common stock with an exercise price of $1.46. The options vest with respect to 200,000 shares on June 30, 2006 and 100,000 shares on December 31, 2006, subject to completion of certain milestones. The options expire in December 2015. As the initial milestones had not been met as of June 30, 2006, options to purchase 200,000 shares did not vest. The remaining 100,000 shares were vested as of December 31, 2006.

8. Employee Benefits Plan

The Company offers the Alpha Innotech Corporation 401(k) Retirement Plan (“401(k) Plan”), a qualified voluntary contributory saving plan, available to substantially all the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2006 and 2005, the Company did not match its employee contribution. The Company’s cost of the 401(k) Plan for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

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

Revenue by geographic areas for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
United States	$7,439,344	$7,888,428
Asia and Pacific Rim	2,203,397	2,266,284
Europe	2,669,520	984,680
Canada	674,249	639,223
Other	267,334	272,147
Total revenue	$13,253,844	$12,050,762

Long-lived assets by geographic areas as of December 31, 2006 is as follows:

2006
United States	$1,140,213
International	—
Total long-lived assets	$1,140,213

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

10. Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,958,794	$3,192,617	$3,354,790	$3,747,643

Cost of goods sold	1,507,910	1,508,802	1,503.344	1,794,008
Gross profit	1,450,884	1,683,815	1,851,446	1,953,635
Operating expenses:
Sales and marketing	982,531	1,158,046	933,044	991,102
Research and development expenses	327,228	410,245	246,256	243,595
General and administrative expenses	504,092	606,946	639,940	629,858
Total operating expenses	1,813,851	2,175,237	1,819,240	1,864,555
Loss from operations	(362,967)	(491,422)	32,206	89,080

Other income (expense):
Interest expense	(84,475)	(73,620)	(77,918)	(82,617)
Other income (expense), net	31,746	(10,748)	(2,354)	34,835
Total other income (expense)	(52,729)	(84,368)	(80,272)	(47,782)
Net loss	(415,696)	(575,790)	(48,066)	41,298

Accretions on redeemable convertible preferred stock	—	—	—	—
Net loss applicable to common shareholders	$(415,696)	$(575,790)	$(48,066)	$41,298
Net loss per share - basis and diluted	$(0.04)	$(0.06)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	9,725,809	9,804,847	9,858,694	9,783,878

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,505,360	$2,513,254	$3,140,125	$3,892,023

Cost of goods sold	1,405,295	1,367,733	1,716,242	1,920,504
Gross profit	1,100,065	1,145,521	1,423,883	1,971,519
Operating expenses:
Sales and marketing	1,060,509	1,367,612	1,134,053	1,170,428
Research and development expenses	397,488	409,327	358,653	407,549
General and administrative expenses	285,337	488,633	336,074	426,590
Total operating expenses	1,743,334	2,265,572	1,828,780	2,004,567
Loss from operations	(643,269)	(1,120,051)	(404,897)	(33,048)

Other income (expense):
Interest expense	(43,006)	(118,862)	(79,808)	(65,475)
Other income (expense), net	80	515	(1,481)	14,359
Total other income (expense)	(42,926)	(118,347)	(81,289)	(51,116)
Net loss	(686,195)	(1,238,398)	(486,186)	(84,164)

Accretions on redeemable convertible preferred stock	(217,506)	(210,487)	(203,468)	—
Net loss applicable to common shareholders	$(903,701)	$(1,448,885)	$(689,654)	$(84,164)
Net loss per share - basis and diluted	$(0.34)	$(0.55)	$(0.28)	$(0.01)
Weighted average shares outstanding - basic and diluted	2,649,119	2,649,294	2,476,548	7,738,433

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	Alpha Innotech Corp.

/s/ Ronald H. Bissinger
Ronald H. Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald H. Bissinger, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald H. Bissinger	Chief Executive Officer	March 30, 2007
Ronald H. Bissinger	(Principal Executive Officer)

/s/ Ronald H. Bissinger	Chief Financial Officer	March 30, 2007
Ronald H. Bissinger	(Principal Financial and Accounting Officer)

/s/ William Snider	Chairman	March 30, 2007
William Snider

/s/ Haseeb Chaudhry Haseeb Chaudhry	Vice Chairman	March 30, 2007

/s/ Michael D. Bick, Ph. D.	Director	March 30, 2007
Michael D. Bick, Ph. D.

/s/ James H. Chamberlain	Director	March 30, 2007
James H. Chamberlain

/s/ Nagesh Mhatre, Ph. D.	Director	March 30, 2007
Nagesh Mhatre, Ph. D.

/s/ Darryl Ray, Ph. D.	Director	March 30, 2007
Darryl Ray, Ph. D.

S-1

ITEM 13. EXHIBITS

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1[7]	1993 Stock Incentive Plan*

4.2[8]	2000 Stock Incentive Plan*

4.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.5[9]	2006 Equity Incentive Plan*

4.6[5]	Secured Promissory Note Issued to Alexandria Dated April 8, 2005

4.7[5]	Loan and Security Agreement with BFI dated March 9, 2004

4.8[10]	Form of Convertible Note Issued to ETP/FBR Venture Capital II, LLC

4.9[10]	Form of Warrant Issued to ETP/FBR Venture Capital II, LLC

4.10	Form of Restricted Stock Award to Ronald Bissinger

10.1[10]	Form of Securities Purchase Agreement with ETP/FBR Venture Capital II, LLC

10.2[5]	Employment Agreement between Alpha Innotech Corporation and Haseeb Chaudhry dated May 11, 2001*

1 Incorporated by reference to our Form 8-K filed December 17, 2004
2 Incorporated by reference to our Form 8-K filed April 12, 2005.
3 Incorporated by reference to our Form 8-K filed July 11, 2005.
4 Incorporated by reference to our Form 8-K filed August 26, 2005.
5 Incorporated by reference to our Form 8-K filed October 7, 2005.
6 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
7 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
8 Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.

9 Incorporated by reference to our Form S-8 filed October 19, 2006.
10 Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ending June 30, 2006 filed August 14, 2006.

1

10.3[5]	Amendment No. 1 to Employment Agreement with Haseeb Chaudhry dated April 6, 2005*.

10.4	Agreement and General Release with Haseeb Chaudhry dated October 27, 2006*.

10.5[5]	Employment Agreement between Alpha Innotech Corporation and Darryl Ray dated May 11, 2001*

10.6[5]	Amendment No. 1 to Employment Agreement with Darryl Ray dated April 6, 2005.*

10.7	Agreement and General Release with Darryl Ray dated March 31, 2006*

10.8[11]	Employee offer letter to Ronald H. Bissinger*

11.1[12]	Statement regarding computation of per share earnings

14.1[13]	Code of Ethics

16.1[14]	Letter on change in certifying accountant

21.1[15]	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[16]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO and CFO)

32.1	Section 1350 Certification (CEO and CFO)

* Management contract or compensatory plan
11 Incorporated by reference to our Form 8-K filed March 9, 2006.
12 Incorporated by reference to the discussion of “Loss per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2005 and 2004 of this report.
13 Incorporated by reference to our Form 10-KSB/A filed April 28, 2004.
14 Incorporated by reference to our Form 8-K/A filed January 11, 2006.
15 Incorporated by reference to our Form 10-KSB filed March 31, 2006.
16 Incorporated by reference to Power of Attorney located on page S-1 of this report.