Form 10QSB
period 2007-03-31
ALPHA INNOTECH CORP
filed 2007-05-15
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, there were 10,421,393 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

Alpha Innotech Corp.
Quarter Ended March 31, 2007

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheet

Assets	March 31, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$295,779	$445,656
Accounts receivable, net	2,047,407	2,189,411
Inventory, net	647,530	633,550
Prepaid expenses and other current assets	167,157	189,524
Total current assets	3,157,873	3,458,141
Property and equipment, net	972,540	1,048,906
Other assets	91,307	91,307
Total assets	$4,221,720	$4,598,354
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,395,496	$1,608,286
Accrued liabilities	920,363	975,666
Current portion of debt	1,565,939	1,593,675
Deferred revenue	906,653	895,875
Other liabilities	210,117	210,474
Total current liabilities	4,998,568	5,283,976
Debt, net of current portion	343,785	489,068
Commitments and contingencies	—	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, shares issued and outstanding: 10,421,393 shares at March 31, 2007 and 9,891,393 at December 31, 2006	104,214	98,914
Additional paid in capital	17,157,547	17,108,125
Accumulated deficit	(18,374,326)	(18,373,661)
Treasury stock	(8,068)	(8,068)
Total shareholders’ deficit	(1,120,633)	(1,174,690)
Total liabilities and shareholders’ deficit	$4,221,720	$4,598,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$3,546,936	$2,958,794
Cost of goods sold	1,575,317	1,507,910
Gross profit	1,971,619	1,450,884
Operating costs and expenses:
Sales and marketing	1,054,569	982,531
Research and development	303,494	327,228
General and administrative	531,998	504,092
Total operating costs and expenses	1,890,061	1,813,851
Income (loss) from operations	81,558	(362,967)
Other income (expense):
Interest expense	(82,452)	(84,475)
Other income (expense), net	229	31,746
Total other income (expense)	(82,223)	(52,729)
Net loss	$(665)	$(415,696)
Net loss per share - basic and diluted	$0.00	$(0.04)
Weighted average shares outstanding - basic and diluted	9,891,393	9,725,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flow from operating activities
Net loss	$(665)	$(415,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	143,889	143,382
Allowance for sales returns and doubtful accounts	21,102	(46,064)
Provision for inventory	6,096	—
Provision for demo equipment	(8,175)	8,000
Accretion of debt discount to interest expense	4,718	—
Stock-based compensation	54,722	15,386
Change in operating assets and liabilities:
Accounts receivables	120,902	466,090
Inventory	(20,075)	119,785
Prepaid expenses and other current assets	22,367	18,389
Other assets	—	(22,500)
Accounts payable	(212,790)	(223,930)
Accrued liabilities	(55,303)	(16,581)
Deferred revenue	10,778	(20,023)
Other liabilities	(357)	(32,324)
Net cash provided by (used in) operating activities	87,209	(6,086)

Cash flows from investing activities:
Purchase of property and equipment	(59,349)	(175,809)
Net cash used in investing activities	(59,349)	(175,809)

Cash flows from financing activities:
Proceeds from borrowing of debt obligations	—	24,383
Repayment of debt obligations	(177,737)	(150,000)
Net cash used in financing activities	(177,737)	(125,617)

Net decrease in cash and cash equivalents	(149,877)	(307,512)
Cash and cash equivalents at the beginning of the period	445,656	545,665
Cash and cash equivalents at the end of the period	$295,779	$238,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations - Alpha Innotech Corporation was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California. Xtrana, Inc. was incorporated in October 1987 in the state of Delaware. On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB.

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

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financials statements and footnotes related thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (“Annual Report”). The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2007, and the results of our operations and cash flows for the three month ended March 31, 2007 and March 31, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Management’s Plan - Through December 31, 2006, the Company has incurred substantial losses and negative cash flows from operations. For the three month period ended March 31, 2007, the Company’s net loss was only $665. The Company has a working capital deficiency and a stockholder’s deficit as of March 31, 2007.

However, for the three month period ended March 31, 2007 the Company had income from operations in the amount of $81,558 and a positive cash flow from operations in the amount of $87,209. Furthermore, as previously reported in the Annual Report, the Company had a net profit of $41,298 in the three months period ending December 31, 2006, and generated positive cash flows from operations of $478,500 for the year ended December 31, 2006. As a result, management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses from operations and was unable to generate positive cash from operations from 1999 through 2005. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management plans to manage expenses and operate using the existing line of credit. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Comprehensive Loss - For all periods presented, there were no differences between net loss and comprehensive loss.

Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by or forfeiture to the Company . Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options and warrants. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options and warrants were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Shares issuable upon exercise of stock options	144,000	—
Shares issuable upon exercise of warrants	413,124	574,845
Denominator for basis and diluted calculations	557,124	574,845

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of March 31, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operation were required.

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

2. Balance Sheet Components

Accounts receivable consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Accounts receivable	$2,219,120	$2,340,022
Less allowance for sales returns	(164,555)	(143,453)
Less allowance for doubtful accounts	(7,158)	(7,158)
Accounts receivable, net	$2,047,407	$2,189,411

Inventory consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Raw materials	$695,459	$571,693
Inventory in transit	—	103,691
Less allowance for excess and obsolete inventory	(47,929)	(41,834)
Inventory, net	$647,530	$633,550

Property and equipment consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Machinery and equipment	$404,687	$404,687
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	846,999	812,188
Computers	317,429	309,072
Software	97,694	90,517
Total property and equipment	3,382,510	3,332,165
Less accumulated depreciation and amortization	(2,409,970)	(2,283,259)
Property and equipment, net	$972,540	$1,048,906

In 2002, the Company entered into a capital lease agreement for production equipment. As of March 31, 2007, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756.

Accrued liabilities consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Payroll and related costs	$421,162	$412,877
Warranty	133,161	135,773
Audit and tax accrual	42,625	56,500
Finder’s fee	175,000	175,000
Consultant and board member fees	76,173	68,930
Other	72,242	126,586
Accrued liabilities	$920,363	$975,666

3. Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Starting with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123R. The company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 and on or after January 1, 2006 is recognized on a straight-line basis.

The following table presents share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	$2,413	$—
Sales and marketing	12,995	—
Research and development	6,642	—
General and administrative	32,672	15,386
Total share-based compensation	$54,722	$15,386

As of March 31, 2007, $762,431 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through February, 2011. The weighted average term of the unrecognized stock-based compensation is 3.52 years.

In the three months ended March 31, 2007, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation expense. The share-based compensation expense did not significantly impact basic and diluted net loss per share in three-month ended March 31, 2007.

The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	389,566	$1.42
Granted	425,500	0.90
Vested	(58,533)	1.39
Forfeited	(10,941)	0.94
Expired	(8,625)	1.52
Unvested at March 31, 2007	736,967	$1.13

The fair value of unvested shares is $831,380 for the three months ended March 31, 2007.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted.

The value of each option grant was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.00%	0.00%
Volatility	93.98%	70.00%
Risk-free interest rate	4.74%	4.62%
Expected term in years	10 years	10 years

Activity under the Company’s stock plans for the three months ended March 31, 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2007	880,821	$2.30
Grants	425,500	0.90
Forfeitures	(10,941)	0.94
Expirations	(8,625)	1.52
Outstanding at March 31, 2007	1,286,755	$1.86	8.03	$618,150
Exercisable at March 31, 2007	549,788	$2.83	6.07	$32,503

The aggregate intrinsic value is the total pretax intrinsic value (i.e, the difference between the Company’s closing stock price on the last trading day of its first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on March 30, 2007 was $1.30.

Stock Option Plans

At March 31, 2007, the Company had five stock option plans for the benefit of employees, officers, directors, and consultants of the Company. As of March 31, 2007, a total of 2,333,672 shares of the Company’s common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option activity for the three months ended March 31, 2007 and March 31, 2006 was as follows:

		Outstanding options
	Shares Available for Grant	Number of shares	Weighted Average Exercise Price	Aggregate Price
Balance, January 1, 2006	460,368	475,117	$3.21	$1,524,282
Cancelled	6,801	(6,801)	2.75	(18,671)
Expired	—	(825)	14.38	(11,859)
Balance, March 31, 2006	467,169	467,491	3.20	1,493,752
Authorization of 2006 Plan	1,000,000	—	—	—
Granted	(476,001)	476,001	1.40	665,643
Cancelled	46,892	(46,892)	1.42	(66,527)
Expired	14,279	(15,779)	4.07	(64,229)
Balance, December 31, 2006	1,052,339	880,821	2.30	2,028,639
Evergreen provision per 2006 Plan	500,000	—	—	—
Granted	(425,500)	425,500	0.90	382,950
Cancelled	10,941	(10,941)	0.94	(10,317)
Expired	8,625	(8,625)	1.52	(13,144)
Balance, March 31, 2007	1,146,405	1,286,755	$1.86	$2,388,128

The following information summarizes stock options outstanding at March 31, 2007:

	Options Outstanding at March 31, 2007			Options Exercisable at March 31, 2007
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.90	415,500	9.88	$0.90	-	$0.90
0.95	60,000	9.59	0.95	25,002	0.95
1.35	155,708	9.15	1.35	31,966	1.35
1.40	29,932	3.60	1.40	29,932	1.40
1.50	40,000	8.69	1.50	40,000	1.50
1.53	200,000	9.03	1.53	75,000	1.53
1.66	56,254	8.09	1.66	23,769	1.66
1.92	8,343	7.81	1.92	5,806	1.92
2.30	11,000	5.35	2.30	11,000	2.30
2.62	100,024	5.13	2.62	97,319	2.62
2.89	120,006	4.16	2.89	120,006	2.89
3.70	49,500	5.07	3.70	49,500	3.70
6.60	2,000	1.59	6.60	2,000	6.60
7.00	6,000	4.22	7.00	6,000	7.00
7.81	1,500	4.00	7.81	1,500	7.81
9.38	200	2.81	9.38	200	9.38
9.40	15,663	2.17	9.40	15,663	9.40
10.00	6,000	3.36	10.00	6,000	10.00
10.30	1,500	3.36	10.30	1,500	10.30
11.56	4,500	1.17	11.56	4,500	11.56
16.87	500	2.93	16.87	500	16.87
23.13	2,125	0.16	23.13	2,125	23.13
24.38	500	0.00	24.38	500	24.38
	1,286,755			549,788

The weighted average remaining contractual life of outstanding options at March 31, 2007 was 8.03 years. At March 31, 2007, there were 549,788 options exercisable with a weighted average exercise prices of $2.83.

In February 2007, the Company granted restricted stock awards and issued 530,000 shares of the Company’s common stock to employees. During the vesting period the employees have the rights of a shareholder in terms of voting and dividends but are restricted from transferring the shares. The restricted shares vest over a three-year period with 1/3 of the shares vesting one year from February 2007, and at a rate of 1/36th per month for the remaining 24 months, so long as the employees continue to be employed by the Company. Restricted shares are value at the price of common stock on the date of grant, $0.90, and the expense is recorded ratably over the vesting period.

A summary of the unvested restricted share activity for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2007	—	$—
Granted	530,000	0.90
Unvested at March 31, 2007	530,000	$0.90

At March 31, 2007, there was $347,762 of total unrecognized compensation costs related to the outstanding restricted stock awards that will be recognized over a weighted average period of 2.92 years.

As of March 31, 2007, the Company had 687,988 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.10 to $18.75 with a weighted average exercise price of $ 0.92 per share. The weighted average remaining contractual life of these warrants at March 31, 2007, was 5.26 years. These warrants have expiration dates ranging from August 2007 to July 2016.

4. Cash Flow Information

	Three Months Ended March 31,
	2007	2006
Supplemental disclosures:
Cash paid for interest	$77,734	$84,475
Supplemental schedule of noncash financing activities:
Issuance of restricted shares	$5,300	$—

Item 2. Management’s Discussion and Analysis or Plan of Operation

The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions), which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include the factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of March 31, 2007, our allowance for sales returns was $164,555 and our allowance for doubtful accounts was $7,158.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of March 31, 2007, our allowance for excess and obsolete inventory was $47,929.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required at March 31, 2007. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues

Our revenues are primarily derived from sale of instruments, software, consumables, and service contracts. Revenues for the three months ended March 31, 2007 increased $588,142, or 19.9%, from $2,958,794 for the three months ended March 31, 2006, to $3,546,936 for the three months ended March 31, 2007. This growth in sales is attributable to increased sales to GE Healthcare. The sales to GE Healthcare accounted for 32.4% as a percentage of revenues for the three months ended March 31, 2007 compared to 19.1% as a percentage of revenues for the three months ended March 31, 2006.

Revenues outside of the United States represented 46.2% of our total revenues for the three months ended March 31, 2007 compared to 32.7% of our total revenues for the three months ended March 31, 2006.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the three months ended March 31, 2007 increased $67,407 or 4.5%, to $1,575,317 from $1,507,910 for the three months ended March 31, 2006 due primarily to increase in sales offset by decrease is manufacturing overhead.

Gross Profit

Gross profit for the three months ending March 31, 2007 increased $520,735, or 35.9%, to $1,971,619 from $1,450,884 for the three months ended March 31, 2006. The gross profit as a percentage of revenues increased from 49.0% for the three months ended March 31, 2006 to 55.6% for the three months ended March 31, 2007 due primarily to product mix and increased sales volume.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2007 increased $72,038, or 7.3%, to $1,054,569 from $982,531 for the three months ended March 31, 2006. Sales and marketing expenses as a percentage of revenues decreased from 33.2% for the three months ended March 31, 2006 to 29.7% for the three months ended March 31, 2007. The increase of sales and marketing expenses was primarily due to increase in headcount and stock-based compensation expense. We anticipate sales and marketing expenses to increase as new products prepare to launch and additional personnel are hired.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2007 decreased $23,734, or 7.3%, to $303,494 from $327,228 for the three months ended March 31, 2006. Research and development expenses as a percentage of revenues decreased from 11.1% for the three months ended March 31, 2006 to 8.6% for the three months ended March 31, 2007. The decrease in research and development spending resulted from decrease in headcount which resulted in decreased payroll and facilities allocation expenses, partially offset by increase in purchased parts. We anticipate research and development expenses to increase as new products are developed.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 increased $27,906, or 5.5%, to $531,998 from $504,092 for the three months ended March 31, 2006. The increase was related to severance paid to former senior executives and stock-based compensation expense related to restricted share and options granted during the three months ended March 31, 2007 offset by consultant fees paid to temporary Chief Financial Officer during the three months ended March 31, 2006. The general and administrative expenses as a percentage of revenues decreased from 17.0% for the three months ended March 2006 to 15.0% for the three months ended March 31, 2007 due to higher revenues.

Other Income (Expense)

Interest expense for the three months ended March 31, 2007 was $82,452 as compared to $84,475 for the three months ended March 31, 2006. The decrease in interest expense was primarily due to lower interest expense related to the outstanding balance owed on a term note offset by higher interest expense on the line of credit due to an increase in the prime rate.

Liquidity and Capital Resources

From inception through March 31, 2007, Alpha Innotech Corporation ("Alpha CA") has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As described below, the Company also raised a total of $375,000 from the sale of convertible notes. As of March 31, 2007, we had $295,779 in cash and a working capital deficit.

At March 31, 2007, we had the following capital resources available:

· Issuance of Convertible Note - On July 21, 2006, the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of March 31, 2007, no portion of the principal amount of the note had been repaid or converted.

• Loan From Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments of $50,000 per month ($600,000 per year) beginning on November 1, 2005. As of March 31, 2007, $850,000 of the principal had been repaid, leaving $650,000 still owing. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

• BFI Business Finance Line of Credit - On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of March 31, 2007, the Company had drawn $965,939 leaving $34,061 available to draw. The interest rate is variable. As of March 31, 2007, the interest rate was 11.39 % and the outstanding balance was subject to a 0.50% per month administrative fee.

Cash provided by (used in) operating activities was $87,209 and $(6,086) for the three months ending March 31, 2007 and March 31, 2006, respectively. During the three-months ended March 31, 2007, the cash provided by operating activities was primarily due to a negative change in working capital of $134,478 offset by a net income of $221,687 net of adjusted non cash expenses. The non cash expense items included depreciation and amortization expense of $143,889 and imputed cost of stock-based compensation of $54,722. During the three months ended March 31, 2006, the primary use of cash was to fund out net loss of $(294,992) net of adjusted non cash expenses. The non cash expense items included depreciation and amortization expense of $143,382 and stock-based compensation of $15,386. Also, a positive change in working capital of $288,906 resulted in a negative cash flow from operating activities of $6,086 during the three months ended March 31, 2006.

Cash used in investing activities was $(59,349) and $(175,809) for the three months ending March 31, 2007 and March 31, 2006, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to our customers.

Net cash used in financing activities was $(177,737) and $(125,617), for the three months ending March 31, 2007 and March 31, 2006, respectively. In the three months ending March 31, 2007, no new debt obligations were issued, and $177,737 was used to repay debt obligations. In the three months ending March 31, 2006, $24,383 provided from issuance of debt obligations was offset by $150,000 of repayments of debt obligations.

While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that which is currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required, or additional working capital may be needed to offset certain cash payments to the Company’s founders if certain revenue and net income levels are achieved. If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)