Form 10QSB
period 2007-06-30
ALPHA INNOTECH CORP
filed 2007-08-14
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 10,462,576 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

Alpha Innotech Corp.
Quarter Ended June 30, 2007

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

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$399,256	$445,656
Accounts receivable, net	2,080,530	2,189,411
Inventory, net	791,313	633,550
Prepaid expenses and other current assets	110,190	189,524
Total current assets	3,381,289	3,458,141
Property and equipment, net	966,164	1,048,906
Other assets	91,307	91,307
Total assets	$4,438,760	$4,598,354
Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,762,114	$1,608,286
Accrued liabilities	1,123,046	975,666
Current portion of debt	1,500,803	1,593,675
Deferred revenue	911,663	895,875
Other liabilities	205,576	210,474
Total current liabilities	5,503,202	5,283,976
Debt, net of current portion	298,503	489,068
Commitments and contingencies	-	-
Total liabilities	5,801,705	5,773,044
Shareholders' deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized,
10,421,393 and 9,891,393 shares issued and outstanding	104,214	98,914
Additional paid in capital	17,252,632	17,108,125
Accumulated deficit	(18,711,723)	(18,373,661)
Treasury stock	(8,068)	(8,068)
Total shareholders' deficit	(1,362,945)	(1,174,690)
Total liabilities and shareholders' deficit	$4,438,760	$4,598,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$3,611,820	$3,192,617	$7,158,756	$6,151,411
Cost of goods sold	1,619,770	1,508,802	3,195,087	3,016,712
Gross profit	1,992,050	1,683,815	3,963,669	3,134,699
Operating costs and expenses:
Sales and marketing	1,162,826	1,158,046	2,217,395	2,140,577
Research and development	343,996	410,245	647,490	737,473
General and administrative	753,297	606,946	1,285,295	1,111,038
Total operating costs and expenses	2,260,119	2,175,237	4,150,180	3,989,088
Loss from operations	(268,069)	(491,422)	(186,511)	(854,389)
Other income (expense):
Interest expense	(66,693)	(73,620)	(149,145)	(158,095)
Other income (expense), net	(2,635)	(10,748)	(2,406)	20,998
Total other income (expense)	(69,328)	(84,368)	(151,551)	(137,097)
Net loss	$(337,397)	$(575,790)	$(338,062)	$(991,486)
Net loss per share - basic and diluted	$(0.03)	$(0.06)	$(0.03)	$(0.10)
Weighted average shares outstanding - basic and diluted	10,421,393	9,804,847	10,289,625	9,765,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net loss	$(338,062)	$(991,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	275,345	279,683
Allowance for sales returns and doubtful accounts	(6,013)	(3,727)
Provision for demo equipment	(8,175)	(1,000)
Provision for inventory	15,482	-
Stock based compensation	149,807	48,447
Acretion of debt discount to interest expense	9,435
Change in operating assets and liabilities:
Accounts receivables	114,894	867,641
Inventory	(173,245)	246,977
Prepaid expenses and other current assets	79,334	112,734
Other assets	-	(36,647)
Accounts payable	153,828	80,397
Accrued liabilities	147,380	(38,529)
Deferred revenue	15,788	(4,941)
Other liabilities	(4,898)	(37,986)
Net cash provided by operating activities	430,900	521,563
Cash flows from investing activities:
Purchase of property and equipment	(184,428)	(289,477)
Net cash used in investing activities	(184,428)	(289,477)
Cash flows from financing activities:
Proceeds from borrowing of debt obligations	7,128	-
Repayment of debt obligations	(300,000)	(411,652)
Proceeds from exercise of warrants	-	8,068
Repurchase of common stock	-	(8,068)
Net cash used in financing activities	(292,872)	(411,652)
Net decrease in cash and cash equivalents	(46,400)	(179,566)
Cash and cash equivalents at the beginning of the period	445,656	545,665
Cash and cash equivalents at the end of the period	$399,256	$366,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financials statements and footnotes related thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (“Annual Report”). The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2007, and the results of our operations and cash flows for the six months ended June 30, 2007 and June 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Management’s Plan - Through June 30, 2007, the Company has incurred substantial losses. For the six month period ended June 30, 2007, the Company had a loss from operations in the amount of $186,511and a net loss of $338,062. The Company has a working capital deficiency and a stockholder’s deficit as of June 30, 2007. However, the Company has had a positive cash flow from operations for the past five quarters.  For the six month period ended June 30, 2007, the Company had a positive cash flow from operations in the amount of $430,900. As a result, management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term. Management plans to continue to manage expenses and operate using the existing line of credit.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses from operations and was unable to generate positive cash flow from operations from 1999 through 2005. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Comprehensive Loss - For all periods presented, there were no differences between net loss and comprehensive loss.

Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by or forfeiture to the Company. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options and warrants. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options and warrants were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares issuable upon exercise of stock options	209,140	—	209,140	—
Shares issuable upon exercise of warrants	432,391	333,958	432,391	333,958
Denominator for basis and diluted calculations	641,531	333,958	641,531	333,958

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of June 30, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operation were required.

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

2.    Balance Sheet Components

Accounts receivable, net consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Accounts receivable	$2,225,128	$2,340,022
Less allowance for sales returns	(139,598)	(143,453)
Less allowance for doubtful accounts	(5,000)	(7,158)
Accounts receivable, net	$2,080,530	$2,189,411

Inventory, net consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Raw materials	$754,577	$571,693
Inventory in transit	94,052	103,691
Less allowance for excess and obsolete inventory	(57,316)	(41,834)
Inventory, net	$791,313	$633,550

Property and equipment, net consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Machinery and equipment	$406,817	$404,687
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	954,241	812,188
Computers	331,430	309,072
Software	97,695	90,517
Total property and equipment	3,505,884	3,332,165
Less accumulated depreciation and amortization	(2,539,720)	(2,283,259)
Property and equipment, net	$966,164	$1,048,906

In 2002, the Company entered into a capital lease agreement for production equipment. As of June 30, 2007, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756.

Accrued liabilities consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Payroll and related costs	$403,542	$412,877
Warranty	135,485	135,773
Audit and tax accrual	44,250	56,500
Finder’s fee	175,000	175,000
Consultant and board member fees	68,333	68,930
Founder's bonus	176,000	-
Other	120,436	126,586
Total accrued liabilities	$1,123,046	$975,666

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

The following table presents share-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$2,688	$2,117	$5,101	$2,117
Sales and marketing	28,447	8,649	41,442	8,649
Research and development	13,242	5,601	19,884	5,601
General and administrative	50,708	16,694	83,380	32,080
Total share-based compensation	$95,085	$33,061	$149,807	$48,447

As of June 30, 2007, $681,381 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through February, 2011. The weighted average term of the unrecognized stock-based compensation is 2.76 years.

In the six months ended June 30, 2007, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation expense. The share-based compensation expense did not significantly impact basic and diluted net loss per share in the six months ended June 30, 2007.

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options outstanding at January 1, 2007	389,566	$1.42
Granted	485,500	0.94
Vested	(97,224)	0.78
Forfeited	(38,875)	1.01
Expired	(11,595)	6.47
Unvested stock options outstanding at June 30, 2007	727,372	$1.12

The fair value of unvested shares is $817,864 for the six months ended June 30, 2007.

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

The value of each option grant was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Six Months Ended June 30,
	2007	2006
Dividend yield	0.00%	0.00%
Volatility	157.91%	70.00%
Risk-free interest rate	4.76%	5.02%
Expected term in years	10 years	10 years

Activity under the Company’s stock plans for the six months ended June 30, 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2007	880,821	$2.30
Grants	485,500	0.94
Forfeitures	(38,875)	1.01
Expirations	(11,595)	6.47
Outstanding at June 30, 2007	1,315,851	$1.80	7.87	$1,039,647
Exercisable at June 30, 2007	588,479	$2.64	6.06	$166,024

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on June 30, 2007 was $1.50.

4.    Stock Option Plans

At June 30, 2007, the Company had five stock option plans for the benefit of employees, officers, directors, and consultants of the Company. As of June 30, 2007, a total of 1,895,105 shares of the Company’s common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option plan activity for the six months ended June 30, 2007 and June 30, 2006 was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price

Balance, January 1, 2006	460,368	475,117	$3.21	$1,524,282
Authorization of 2006 Plan	1,000,000	—	—	—
Options granted	(416,001)	416,001	1.46	608,643
Options cancelled	11,377	(11,377)	2.19	(24,945)
Options expired	81	(906)	13.32	(12,072)
Balance, June 30, 2006	1,055,825	878,835	2.38	2,095,908
Options granted	(60,000)	60,000	0.95	57,000
Options cancelled	42,316	(42,316)	1.42	(60,253)
Options expired	14,198	(15,698)	4.08	(64,016)
Balance, December 31, 2006	1,052,339	880,821	2.30	2,028,639
Evergreen provision per 2006 plan	494,570	—	—	—
Restricted stock issued	(530,000)	—	—	—
Options granted	(485,500)	485,500	0.94	454,950
Options cancelled	38,875	(38,875)	1.01	(39,351)
Options expired	8,970	(11,595)	6.47	(74,980)
Balance, June 30, 2007	579,254	1,315,851	$1.80	$2,369,258

The following information summarizes stock options outstanding at June 30, 2007:

	Options Outstanding at June 30, 2007			Options Exercisable at June 30, 2007
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.90	403,500	9.63	$0.90	—	$0.90
0.95	51,666	7.23	0.95	38,334	0.95
1.20	60,000	9.97	1.20	—	1.20
1.35	148,000	8.75	1.35	42,415	1.35
1.40	29,932	1.77	1.40	29,933	1.40
1.50	40,000	6.33	1.50	40,000	1.50
1.53	200,000	8.78	1.53	87,500	1.53
1.66	56,117	7.84	1.66	26,639	1.66
1.92	8,243	7.28	1.92	6,319	1.92
2.30	11,000	5.10	2.30	11,000	2.30
2.62	100,024	4.88	2.62	98,970	2.62
2.89	120,006	3.72	2.89	120,006	2.89
3.70	49,500	4.82	3.70	49,500	3.70
6.60	2,000	1.34	6.60	2,000	6.60
7.00	6,000	3.97	7.00	6,000	7.00
7.81	1,500	3.75	7.81	1,500	7.81
9.38	200	2.56	9.38	200	9.38
9.40	15,663	1.92	9.40	15,663	9.40
10.00	6,000	3.11	10.00	6,000	10.00
10.30	1,500	3.11	10.30	1,500	10.30
11.56	4,500	0.92	11.56	4,500	11.56
16.87	500	2.68	16.87	500	16.87
	1,315,851			588,479

The weighted average remaining contractual life of outstanding options at June 30, 2007 was 7.87 years. At June 30, 2007, there were 588,479 options exercisable with a weighted average exercise price of $2.64.

In February 2007, the Company granted restricted stock awards and issued 530,000 shares of the Company’s common stock to employees. During the vesting period the employees have the rights of a shareholder in terms of voting and dividends but are restricted from transferring the shares. The restricted shares vest over a three-year period with 1/3 of the shares vesting one year from February 2007, and at a rate of 1/36th per month for the remaining 24 months, so long as the employees continue to be employed by the Company. Restricted shares are valued at the price of common stock on the date of grant, $0.90, and the expense is recorded ratably over the vesting period.

A summary of the unvested restricted share activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2007	—	$—
Granted	530,000	0.90
Unvested at June 30, 2007	530,000	$0.90

At June 30, 2007, there was $437,239 of total unrecognized compensation costs related to the outstanding restricted stock awards that will be recognized over a weighted average period of 2.63 years.

As of June 30, 2007, the Company had 687,988 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.0875 to $14.69 with a weighted average exercise price of $ 0.92 per share. The weighted average remaining contractual life of these warrants at June 30, 2007 was 5.01 years. These warrants have expiration dates ranging from August 2007 to July 2016.

5.    Cash Flow Information

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures:
Cash paid for interest	$149,145	$158,095
Supplemental schedule of noncash financing activities:
Issuance of restricted shares	$5,300	$—

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

 Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. Actual results may differ from these estimates under different assumptions or conditions. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and may not be known for extended periods of time.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of June 30, 2007, our allowance for sales returns was $139,598 and our allowance for doubtful accounts was $5,000.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of June 30, 2007, our allowance for excess and obsolete inventory was $57,316.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required at June 30, 2007. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

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

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $3,611,820 and $3,192,617 for the three-month periods ended June 30, 2007 and 2006, respectively, representing an increase of $419,203 or 13.1%. Total revenues were $7,158,756 and $6,151,411 for the six-month periods ended June 30, 2007 and 2006, respectively, an increase of $1,007,345 or 16.4%. These increases were primarily due to increased sales under our OEM agreement with GE Healthcare and increased sales of our FluorChem HD2 and AlphaImager HP products, offset by lower domestic sales of our FluorChem SP product.

For the three- and six- month periods ended June 30, 2007, revenues outside of the United States represented 53.2% and 49.7%, respectively, of our total revenues compared to 41.7% and 37.3% of our total revenues for the three- and six- month periods ended June 30, 2006. The increase was primarily due to increased sales under our OEM agreement with GE Healthcare.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold were $1,619,770 and $1,508,802 for the three-month periods ended June 30, 2007 and 2006, respectively, representing an increase of $110,968 or 7.4%. Cost of goods sold was $3,195,087 and $3,016,712 for the six- month periods ended June 30, 2007 and 2006, respectively, representing an increase of $178,375 or 5.9%. Changes in the mix of products sold, including increased sales of depreciated demonstration units and increased sales of high margin products to GE Healthcare, slowed the growth in cost of goods sold relative to growth in revenues.

Gross Profit

Gross profit was $1,992,050 and $1,683,815 for the three-month periods ended June 30, 2007 and 2006, respectively, representing an increase of $308,235 or 18.3%. The gross profit was $3,963,669 and $3,134,699 for the six-month periods ended June 30, 2007 and 2006, respectively, representing an increase of $828,970 or 26.4%. The gross profit as a percentage of revenues was 55.2% and 52.7% for the three-month periods ended June 30, 2007 and 2006, respectively. The gross profit as a percentage of revenues was 55.4% and 51.0% for the six- months ended June 30, 2007 and 2006, respectively. These improvements in gross profit are attributable primarily to changes in the mix of products sold from low margin products to high margin products.

Sales and Marketing Expenses

Sales and marketing expenses were $1,162,826 and $1,158,046 for the three- month periods ended June 30, 2007 and 2006, respectively, representing an increase of $4,780 or 0.4%. Sales and marketing expenses were $2,217,395 and $2,140,577 for the six- month periods ended June 30, 2007 and 2006, respectively, representing an increase of $76,818 or 3.6%. Sales and marketing expenses as a percentage of revenues decreased from 36.3% for the three- month period ended June 30, 2006 to 32.2% for the three- month period ended June 30, 2007. Sales and marketing expenses as a percentage of revenues decreased from 34.8% for the six- month period ended June 30, 2006 to 31.0% for the six- month period ended June 30, 2007. These increases in sales and marketing expenses were primarily due to stock based compensation expenses incurred in the first quarter. We anticipate sales and marketing expenses to increase as we fill open sales and technical support positions.

Research and Development Expenses

Research and development expenses were $343,996 and $410,245 for the three-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of $66,249 or 16.1%. Research and development expenses were $647,490 and $737,473 for the six-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of $89,983 or 12.2%. Research and development expenses as a percentage of revenues decreased from 12.8% for the three-month period ended June 30, 2006 to 9.5% for the three-month period ended June 30, 2007. Research and development expenses as a percentage of revenues decreased from 12.0% for the six- month period ended June 30, 2006 to 9.0% for the six-month period ended June 30, 2007. These decreases in research and development spending resulted from decreased spending on salaries and consultants.

General and Administrative Expenses

General and administrative expenses were $753,297 and $606,946 for the three- month periods ended June 30, 2007 and 2006, respectively, representing an increase of $146,351 or 24.1%. General and administrative expenses were $1,285,295 and $1,111,038 for the six- month period ended June 30, 2007 and 2006, respectively, representing an increase of $174,257 or 15.7%. The increases in expenses were related in part to accruals to the Company’s founders (Messrs. Haseeb Chaudhry and Darryl Ray) in accordance with their employment agreements and Founders Bonus Plan. For the three-month period ended June 30, 2007, the Company accrued $176,000 for the Founders Bonus Plan. The Company expects to pay $76,000 in cash and $100,000 in stock to the founders in 2008, based on expected 2007 results. The general and administrative expenses as a percentage of revenues increased from 19.0% for the three-month period ended June 30, 2006 to 20.9% for the three-month period ended June 30, 2007. The general and administrative expenses as a percentage of revenues decreased from 18.1% for the six-month period ended June 30, 2006 to 18.0% for the six-month period ended June 30, 2007.

Other Income (Expense)

Interest expenses were $66,693 and $73,620 for the three-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of $6,927 or 9.4%. Interest expenses were $149,145 and $158,095 for the six-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of $8,950 or 5.7%. The lower expenses were attributable primarily to lower outstanding balance owed on a term note.

Liquidity and Capital Resources

    From inception through June 30, 2007, Alpha Innotech Corporation ("Alpha CA") has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As described below, the Company also raised a total of $375,000 from the sale of convertible notes in July 2006. As of June 30, 2007, we had $399,256 in cash and a working capital deficit.

At June 30, 2007, we had the following capital resources available:

Issuance of Convertible Note - On July 21, 2006, the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of June 30, 2007, no portion of the principal amount of the note had been repaid or converted.

Loan from Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments of $50,000 per month ($600,000 per year) beginning on November 1, 2005. As of June 30, 2007, $1,000,000 of the principal had been repaid, leaving $500,000 still owing. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

BFI Business Finance Line of Credit - On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of June 30, 2007, the Company had drawn the full $1,000,000, leaving none available to draw. The interest rate is variable. As of June 30, 2007, the interest rate was 11.39% and the outstanding balance was subject to a 0.50% per month administrative fee.

    Cash provided by operating activities was $430,900 and $521,563 for the six-month period ending June 30, 2007 and 2006, respectively. During the six-month period ending June 30, 2007, cash was provided by a positive change in working capital of $333,081, plus net income (net of non-cash expenses for depreciation and amortization and stock-based compensation) of $97,819. During the six-month period ending June 30, 2006, cash was provided by a positive change in working capital of $1,189,646, offset in part by a net loss (net of non-cash expenses for depreciation and amortization and stock-based compensation) of $668,083.

Cash used in investing activities was $184,428 and $289,477 for the six- month periods ending June 30, 2007 and 2006, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Net cash used in financing activities was $292,872 and $411,652, for the six- month periods ending June 30, 2007 and 2006, respectively. In the six- month period ending June 30, 2007, we repaid $300,000 on the term loan from Alexandria, and borrowed an additional $7,128 under the BFI line of credit. In the six months ending June 30, 2006, we repaid $411,652 of debt obligations, $8,068 was provided from exercise of warrants, and $8,068 was used to repurchase common stock.

While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required. Additional working capital will likely be needed for cash payments under the Founders Bonus Plan. Payments under this plan were not triggered in the fiscal years 2005 and 2006, but due to the Company exceeding certain revenue and income thresholds in 2007, the last year of the plan, management expects that additional cash and stock issuance expenses will be accrued for the remainder of 2007. While it is also expected that the impact of the Founders Bonus Plan will likely result in net losses fo the remainder of 2007, cash payments to the founders under the plan may exceed the Company's current working capital capacity. If the Company's capital resources are unable to meet its capital requirements, it will have to raise additional funds. The Company may be unable to raise sufficient additional capital when it needs it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to the Company's stockholders, and debt financing arrangements may require the

Company to pledge certain assets and enter into covenants that could restrict certain business activities or the Company's ability to incur further indebtedness and may contain other terms that are not favorable to the Company or its stockholders. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders was held at the Company’s headquarters on June 19, 2007.
Results of the shareholder votes are summarized below.

Election of Directors:

Name	In Favor	Withheld
William Snider	8,027,740	28,383
Haseeb Chaudhry	8,027,790	28,333
Michael D. Bick, Ph.D.	6,512,886	1,543,237
James H. Chamberlain	8,026,965	29,158
Ronald H. Bissinger	8,026,890	29,233
Joseph D Keegan, Ph.D.	8,028,359	27,764
Gus E. Davis	8,028,256	27,867

Appointment of Rowbotham & Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007:

In Favor	Opposed	Abstain
8,010,063	778	45,282

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)