Form 10QSB
period 2007-09-30
ALPHA INNOTECH CORP
filed 2007-11-14
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, there were 10,462,576 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Alpha Innotech Corp.
Quarter Ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

 Item 1.    Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheet

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$433,844	$445,656
Accounts receivable, net	1,799,302	2,189,411
Inventory, net	1,216,884	633,550
Prepaid expenses and other current assets	151,413	189,524
Total current assets	3,601,443	3,458,141
Property and equipment, net	908,864	1,048,906
Other assets	91,307	91,307
Total assets	$4,601,614	$4,598,354
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,093,636	$1,608,286
Accrued liabilities	1,158,039	975,666
Current portion of debt	1,330,004	1,593,675
Deferred revenue	1,072,007	895.875
Other liabilities	190,596	210,474
Total current liabilities	5,844,282	5,283,976
Debt, net of current portion	303,221	489,068
Commitments and contingencies	—	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,462,576 and 9,891,393 shares issued and outstanding	104,626	98,914
Additional paid in capital	17,358,831	17,108,125
Accumulated deficit	(19,001,278)	(18,373,661)
Treasury Stock	(8,068)	(8,068)
Total shareholders’ deficit	(1,545,889)	(1,174,690)
Total liabilities and shareholders’ deficit	$4,601,614	$4,598,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$3,680,160	$3,354,790	$10,838,916	$9,506,201
Cost of goods sold	1,690,139	1,503,344	4,885,226	4,520,056
Gross profit	1,990,021	1,851,446	5,953,690	4,986,145
Operating costs and expenses:
Sales and marketing	1,299,011	933,044	3,516,406	3,073,621
Research and development	298,820	246,256	946,310	983,729
General and administrative	604,475	639,940	1,889,770	1,750,978
Total operating costs and expenses	2,202,306	1,819,240	6,352,486	5,808,328
Operating profit (loss)	(212,285)	32,206	(398,796)	(822,183)
Other income (expense):
Interest expense	(71,811)	(77,918)	(220,956)	(236,012)
Other income (expense), net	(5,459)	(2,354)	(7,865)	18,643
Total other income (expense)	(77,270)	(80,272)	(228,821)	(217,369)
Net loss applicable to common shareholders	$(289,555)	$(48,066)	$(627,617)	$(1,039,552)
Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.11)
Weighted average shares outstanding - basic and diluted	10,449,147	9,858,694	10,343,383	9,796,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities
Net loss	$(627,617)	$(1,039,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	406,784	436,971
Allowance for sales returns and doubtful accounts	(237)	12,189
Provision for inventory	2,862	—
Provision for demo equipment	(8,175)	(49,371)
Accretion of debt discount to interest expense	—	3,703
Stock based compensation	252,814	192,875
Change in operating assets and liabilities:
Accounts receivables	390,346	416,488
Inventory	(586,195)	325,897
Prepaid expenses and other current assets	38,112	92,726
Other assets	—	(19,147)
Accounts payable	485,350	9,621
Accrued liabilities	182,372	(103,132)
Deferred revenue	176,132	50,800
Other liabilities	(19,878)	(16,239)
Net cash provided by operating activities	692,670	313,829
Cash flows from investing activities:
Purchase of property and equipment	(258,567)	(329,211)
Net cash used in investing activities	(258,567)	(329,211)
Cash flows from financing activities:
Proceeds from borrowing of debt obligations	481	375,000
Repayment of debt obligations	(450,000)	(520,939)
Proceeds from exercise of warrants	3,604	14,488
Repurchase of common stock	—	(8,068)
Net cash used in financing activities	(445,915)	(139,519)
Net decrease in cash and cash equivalents	(11,812)	(154,901)
Cash and cash equivalents at the beginning of the period	445,656	545,665
Cash and cash equivalents at the end of the period	$433,844	$390,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
September 30, 2007
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations - Alpha Innotech Corporation was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California. Xtrana, Inc. was incorporated in January 1987 in the state of Delaware. On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB.

Alpha Innotech Corp. and subsidiary (the “Company”) develop and market both macro imaging and micro imaging systems. The macro imaging systems are used for image documentation, quantitative analysis, and image archiving. These systems are used with electrophoresis samples (gel, blots, autoradiographs, etc), microscopy applications, and general imaging from insects to culture plates. The micro imaging systems address the micro array, multiplex array and cell based markets. Researchers use the microimaging products to analyze slides or multi-well microplates printed with genomic, proteomic or cellular samples and in some cases, fixed cell cultures.

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financials statements and footnotes related thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 (“Annual Report”). The unaudited condensed consolidated financial statements include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2007, and the results of our operations and cash flows for the nine month ended September 30, 2007 and September 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Management’s Plan - Through September 30, 2007, the Company has incurred substantial losses. For the nine-month period ended September 30, 2007, the Company had a loss from operations in the amount of $398,796 and a net loss of $627,617. The Company has a working capital deficiency and a stockholder’s deficit as of September 30, 2007. However, the Company has had a positive cash flow from operations for the past four quarters. For the nine-month period ended September 30, 2007, the Company had a positive cash flow from operations in the amount of $692,670. As a result, management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term.

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

Comprehensive Loss- For all periods presented, there were no differences between net loss and comprehensive loss.

Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by or forfeiture to the Company Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options and warrants. Dilutive securities have been excluded from the diluted net loss per share computations as they have an anti-dilutive effect due to the Company’s net loss.

The following outstanding stock options and warrants were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had anti-dilutive effects as of September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares issuable upon exercise of stock options	111,916	—	111,916	—
Shares issuable upon exercise of warrants	358,356	405,356	358,356	405,356
Denominator for basis and diluted calculations	470,272	405,356	470,272	405,356

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

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

2.    Balance Sheet Components
Accounts receivable consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Accounts receivable	$1,949,676	$2,340,022
Less allowance for sales returns	(145,374)	(143,453)
Less allowance for doubtful accounts	(5,000)	(7,158)
Accounts receivable, net	$1,799,302	$2,189,411

Inventory consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Raw materials	$1,171,116	$571,693
Inventory in transit	90,464	103,691
Less allowance for excess and obsolete inventory	(44,696)	(41,834)
Inventory, net	$1,216,884	$633,550

Property and equipment consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Machinery and equipment	$422,397	$404,687
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	994,929	812,188
Computers	339,893	309,072
Software	102,610	90,517
Total property and equipment	3,575,530	3,332,165
Less accumulated depreciation and amortization	(2,666,666)	(2,283,259)
Property and equipment, net	$908,864	$1,048,906

In 2002, the Company entered into a capital lease agreement for production equipment. As of September 30, 2007, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756.

Accrued liabilities consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Payroll and related costs	$377,050	$412,877
Warranty	160,152	135,773
Audit and tax service fees	72,000	56,500
Finder’s fee	175,000	175,000
Consultant and Board member fees	81,160	68,930
Founder's bonus	205,000	—
Other	87,677	126,586
Total accrued liabilities	$1,158,039	$975,666

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

The following table presents share-based compensation expense included in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of Goods Sold	$567	$2,527	$5,668	$4,644
Sales and marketing	33,909	4,983	75,351	13,632
Research and development	735	4,104	20,619	9,705
General and administrative	67,796	132,814	151,176	164,894
Total share-based compensation	$103,007	$144,428	$252,814	$192,875

As of September 30, 2007, $795,008 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through September, 2011. The weighted average term of the unrecognized stock-based compensation is 1.97 years.

In the nine-months ended September 30, 2007, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation expense. The share-based compensation expense did not significantly impact basic and diluted net loss per share in nine-months ended September 30, 2007.

The following table summarizes the Company’s unvested stock option activity for the nine-months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2007	389,566	$1.42
Granted	700,800	0.99
Vested	(145,561)	0.96
Forfeited	(40,062)	1.02
Expired	(14,395)	5.48
Non-vested stock outstanding at September 30, 2007	890,348	$1.11

The fair value of unvested shares is $990,037 for the nine-month period ended September 30, 2007.

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

The value of each option grant was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Nine-Months Ended September 30,
	2007	2006
Dividend yield	0.00%	0.00%
Volatility	165.07%	121.61%
Risk-free interest rate	4.69%	4.75%
Expected term in years	10 years	10 years

Activity under the Company’s stock plans for the nine-month period ended September 30, 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2006	880,821	$2.30
Grants	700,800	0.99
Forfeitures	(40,062)	1.02
Expirations	(14,395)	5.48
Outstanding at September 30, 2007	1,527,164	$1.71	7.94	$783,860
Exercisable at September 30, 2007	636,816	$2.54	6.04	$10,633

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on Friday, September 28, 2007 was $1.17.

4.    Stock Option Plans

At September 30, 2007, the Company had five stock option plans for the benefit of employees, officers, directors, and consultants of the Company. As of September 30, 2007, a total of 1,895,105 shares of the Company’s common stock were reserved for issuance under the Plans. Options granted under the Plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

Stock option plan activity for the nine-month periods ended September 30, 2007 and September 30, 2006 was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price

Balance, January 1, 2006	460,368	475,117	$3.21	$1,524,282
Authorization of 2006 Plan	1,000,000	—	—	—
Options granted	(416,001)	416,001	1.46	608,643
Options cancelled	43,985	(43,985)	1.63	(71,792)
Options expired	3,156	(3,981)	4.58	(18,215)
Balance, September 30, 2006	1,091,508	843,152	2.42	2,042,917
Options granted	(60,000)	60,000	0.95	57,000
Options cancelled	9,708	(9,708)	1.38	(13,406)
Options expired	11,123	(12,623)	4.58	(57,873)
Balance, December 31, 2006	1,052,339	880,821	2.30	2,028,639
Evergreen provision per 2006 plan	494,570	—	—	—
Restricted stock issued	(530,000)	—	—	—
Options granted	(700,800)	700,800	0.99	696,086
Options cancelled	40,062	(40,062)	1.02	(40,728)
Options expired	11,770	(14,395)	5.48	(78,931)
Balance, September 30, 2007	367,941	1,527,164	$1.71	$2,605,066

The following information summarizes stock options outstanding at September 30, 2007:

	Options Outstanding at September 30, 2007			Options Exercisable at September 30, 2007
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.90	403,000	9.38	$0.90	—	$0.90
0.95	51,666	9.08	0.95	48,334	0.95
1.12	215,300	9.95	1.12	—	1.12
1.20	60,000	9.72	1.20	15,000	1.20
1.35	144,813	8.65	1.35	48,993	1.35
1.40	29,932	3.10	1.40	29,932	1.40
1.50	40,000	8.19	1.50	40,000	1.50
1.53	200,000	8.53	1.53	100,000	1.53
1.66	56,117	7.59	1.66	29,647	1.66
1.92	7,943	7.31	1.92	6,517	1.92
2.30	11,000	4.85	2.30	11,000	2.30
2.62	100,024	4.63	2.62	100,024	2.62
2.89	120,006	3.90	2.89	120,006	2.89
3.70	49,500	4.56	3.70	49,500	3.70
6.60	2,000	1.08	6.60	2,000	6.60
7.00	6,000	3.72	7.00	6,000	7.00
7.81	1,500	3.50	7.81	1,500	7.81
9.38	200	2.30	9.38	200	9.38
9.40	15,663	1.67	9.40	15,663	9.40
10.00	6,000	2.86	10.00	6,000	10.00
10.30	1,500	2.86	10.30	1,500	10.30
11.56	4,500	0.67	11.56	4,500	11.56
16.87	500	2.43	16.87	500	16.87
	1,527,164			636,816

The weighted average remaining contractual life of outstanding options at September 30, 2007 was 7.94 years. At September 30, 2007, there were 636,816 options exercisable with a weighted average exercise price of $2.54.

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

A summary of the unvested restricted share activity for the nine-month period ended September 30, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2007	—	$—
Granted	530,000	0.90
Unvested at September 30, 2007	530,000	$0.90

At September 30, 2007, there was $397,490 of total unrecognized compensation costs related to the outstanding restricted stock awards that will be recognized over a weighted average period of 2.38 years.

As of September 30, 2007, the Company had 642,683 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.0875 to $14.69 with a weighted average exercise price of $0.98 per share.  The weighted average remaining contractual life of these warrants at September 30, 2007 was 5.10 years. These warrants have expiration dates ranging from December 2007 to July 2016.

5.     Cash Flow Information

	Nine-Months Ended September 30,
	2007	2006
Supplemental disclosures:
Cash paid for interest	$220,956	$236,012
Supplemental schedule of noncash financing activities:	—	—
Issuance of restricted shares	$5,300	$—

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of September 30, 2007, our allowance for sales returns was $145,374 and our allowance for doubtful accounts was $5,000.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of September 30, 2007, our allowance for excess and obsolete inventory was $44,696.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required at September 30, 2007. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $3,680,160 and $3,354,790 for the three-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $325,370 or 9.7%.  This increase was primarily due to increased sales of the Company's higher end products such as the FluorChem and sales of upgrades, offset in part by a decrease in sales of a lower end product that has been discontinued.  Total revenues were $10,838,916 and $9,506,201 for the nine-month periods ended September 30, 2007 and 2006, respectively, an increase of $1,332,715 or 14.0%. This increase was again primarily due to increased sales of the Company's higher end products such as the FluorChem as well as sales of accessories and upgrades, again partially offset by decreased sales of the lower end product.

For the three- and nine-month periods ended September 30, 2007, revenues outside of the United States represented 51.4% and 50.3%, respectively, of our total revenues compared to 42.7% and 39.2% of our total revenues for the three- and nine-month periods ended September 30, 2006. The increase was primarily due to increased sales of the Company's higher end products overseas.

For the three- and nine-month periods ended September 30, 2007, revenues from sales to GE Healthcare under our previously disclosed OEM agreement represented 20.9% and 20.8%, respectively, of our total revenues, compared to 15.1% and 15.0% of our total revenues for the three- and nine-month periods ended September 30, 2006.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold were $1,690,139 and $1,503,344 for the three-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $186,795 or 12.4%. Percentage increases in cost of goods sold exeeded percentage increases in revenues in the three-month period primarily due to higher manufacturing overhead costs resulting from bill of material variances and higher freight in costs, as well as by promotional pricing on certain microimaging product sales; the increases were offset in part by the introduction of new, higher-margin products such as the AlphaImager EC. Cost of goods sold were $4,885,226 and $4,520,056 for the nine-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $365,170 or 8.1%. Percentage increases in revenues exceeded percentage increases in cost of goods sold in the nine-month period primarily due to increased sales of high margin upgrades and the introduction of new products such as the AlphaImager EC.

Gross Profit

Gross profit was $1,990,021 and $1,851,446 for the three-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $138,575 or 7.5%. The increase was due primarily to higher sales, offset in part by higher manufacturing overhead costs. The gross profit was $5,953,690 and $4,986,145 for the nine-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $967,545 or 19.4%. The increase in gross profit was again due to higher sales, accentuated by increased sales of high margin upgrades and the introduction of new, higher-margin products such as the AlphaImager EC. The gross profit as a percentage of revenues was 54.1% and 55.2% for the three-month periods ended September 30, 2007 and 2006, respectively.  The decrease in gross margin as a percentage of revenues was due primarily to an increase in manufacturing overhead cost. The gross profit as a percentage of revenues was 54.9% and 52.5% for the nine-month periods ended September 30, 2007 and 2006, respectively.  The increase in gross margins as a percentage of revenue was due primarily to an increase in sales of high margin upgrades and the introduction of higher-margin products such as the AlphaImager EC, offset in part by higher manufacturing overhead costs.

Sales and Marketing Expenses

Sales and marketing expenses were $1,299,011 and $933,044 for the three-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $365,967 or 39.2%. Sales and marketing expenses were $3,516,406 and $3,073,621 for the nine-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $422,785 or 14.4%. These increased expenses were due primarily to increased payroll and travel expenses associated with the expansion of our domestic direct sales team, offset in part by decreases in commissions paid to domestic manufacturer’s representatives. Payroll related expenses associated with the addition of technical support and marketing personnel and expenses related to the settlement of a dispute also contributed to higher sales and marketing expenses. Sales and marketing expenses as a percentage of revenues increased from 27.8% to 35.3% for the three-month periods ended September 30, 2006 and 2007, respectively.  There was a slight increase in sales and marketing expenses as a percentage of revenues from 32.3% to 32.4% for the nine-month periods ended September 30, 2006 and 2007, respectively.

Research and Development Expenses

Research and development expenses were $298,820 and $246,256 for the three-month periods ended September 30, 2007 and 2006, respectively, representing a increase of $52,564 or 21.3%.  These increases were due primarily to increases in payroll related expense associated with the addition of personnel. Outsourced software development costs for the development of new software products also increased.  Research and development expenses were $946,310 and $983,729 for the nine-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of $37,419 or 3.8%.  Increases in payroll related expense and purchased parts were offset by a reduction in consultants and facilities related expenses.  Research and development expenses as a percentage of revenues increased from 7.3% to 8.1% for the three-month periods ended September 30, 2006 and 2007, respectively. Research and development expenses as a percentage of revenues decreased from 10.3% to 8.7% for the nine-month periods ended September 30, 2006 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $604,475 and $639,940 for the three-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of $35,465 or 5.5%. This decline was primarily due to decreases in Board member service related fees and stock based compensation charges, offset in part by increases in administrative expenses such as legal, audit and bank fees. General and administrative expenses were $1,889,770 and $1,750,978 for the nine-month periods ended September 30, 2007 and 2006, respectively, representing an increase of $138,792 or 7.9%. This increase was primarily due to accruals to the Company’s founders in accordance with their employment agreements and bonus plan, offset in part by decreases in other administrative expenses such as bank fees, investor relations, Board member fees and recruiting. The general and administrative expenses as a percentage of revenues decreased from 19.1% to 16.4% for the three-month periods ended September 30, 2006 and 2007, respectively. The general and administrative expenses as a percentage of revenues decreased from 18.4% to 17.4% for the nine-month periods ended September 30, 2006 and 2007, respectively.

Other Income (Expense)

Interest expenses were $71,811 and $77,918 for the three-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of $6,107 or 7.8%. Interest expenses were $220,956 and $236,012 for the nine-month periods ended September 30, 2007 and 2006, respectively, representing a decrease of $15,056 or 6.4%. The lower expenses were attributable primarily to a lower outstanding balance owed on a term note.

Liquidity and Capital Resources

From inception through September 30, 2007, Alpha Innotech Corporation ("Alpha CA") has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,549, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As described below, the Company also raised a total of $375,000 from the sale of convertible notes. As of September 30, 2007, the Company had $433,844 in cash and a working capital deficit.

At September 30, 2007, the Company had the following capital resources available:

•
Issuance of Convertible Note - On July 21, 2006, the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of September 30, 2007, no portion of the principal amount of the note had been repaid or converted.

•
Loan from Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments of $50,000 per month ($600,000 per year) beginning on November 1, 2005. As of September 30, 2007, $1,150,000 of the principal had been repaid, leaving $350,000 still owing. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

•
BFI Business Finance Line of Credit - On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of September 30, 2007, the Company had drawn $980,000 leaving $20,000 available to draw. The interest rate is variable. As of September 30, 2007, the interest rate was 11.39% and the outstanding balance was subject to a 0.50% per month administrative fee. Effective October 26, 2007, BFI and Alpha CA entered into a First Modification to Loan and Security Agreement ("Modification") raising the maximum amount of the line of credit to $1.5 million. A copy of the Modification is attached as Exhibit 10.8.

Cash provided by operating activities was $692,670 and $313,829 for the nine-month periods ending September 30, 2007 and 2006, respectively.  During the nine-month period ending September 30, 2007, the cash provided by operating activities was primarily due to a positive change in working capital of $666,239, offset by a net income of $26,431, net of adjusted noncash expenses. The noncash expense items included depreciation and amortization expense of $406,784 and imputed cost of stock based compensation of $252,814. During the nine-month period ending September 30, 2006, the cash provided by operating activities was primarily due to a positive change in working capital of $757,014, offset in part by a net loss of $(443,185), net of adjusted noncash expenses. The noncash expenses included depreciation and amortization expense of $436,971 and imputed cost of stock based compensation of $192,875.

Cash used in investing activities was $258,567 and $329,211 for the nine-month periods ending September 30, 2007 and 2006, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Net cash used in financing activities was $445,915 and $139,519, for the nine-month periods ending September 30, 2007 and 2006, respectively. In the nine-month period ending September 30, 2007, we repaid $450,000 of debt obligations and $3,604 was provided from exercise of warrants.  In the nine-month period ending September 30, 2006, $375,000 was provided from issuance of debt obligations, we repaid $520,939 of debt obligations, $14,488 was provided from exercise of warrants, and $8,068 was used to repurchase common stock to facilitate a cashless exercise of warrants.

While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that which is currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required, or additional working capital may be needed to offset certain cash payments to the Company’s founders if certain revenue and net income levels are achieved. If the Company’s capital resources are unable to meet its capital requirements, the Company will have to raise additional funds. The Company may be unable to raise sufficient additional capital when it needs it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to the Company’s stockholders, and debt financing arrangements may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or the Company’s ability to incur further indebtedness and may contain other terms that are not favorable to the Company or the Company’s stockholders. If the Company is unable to obtain adequate funds on reasonable terms, the Company may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Exercise of Warrants. On August 1, 2007, Biotechnology Development Fund II, L.P. ("Purchaser") exercised warrants ("Warrants") to purchase 41,183 shares of common stock for a total purchase price of $3,603.51. Purchaser currently owns approximately 2,003,845, or 19.2%, of the approximately 10,462,576 shares of common stock of the Company outstanding as of November 9, 2007. The warrants were originally issued to Purchaser in 2002 and 2004 by Alpha CA. The Warrants were assumed by the Company pursuant to the Agreement and Plan of Merger, dated as of December 14, 2004, as amended, as further described in the definitive Proxy Statement filed with the Securities and Exchange Commission on August 12, 2005.

The securities issued upon the Warrants exercise have not been registered under the Securities Act of 1933 and were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. There was a total of one purchaser, which was an "accredited investor" as such term is defined in Regulation D. A legend was placed on the stock certificate indicating that the securities have not been registered and are restricted from resale. The Company will use the proceeds received from the Warrants exercise for general corporate purposes.

Item 5.    Other Information

Effective October 26, 2007, BFI Business Finance ("BFI") and Alpha CA entered into a First Modification to Loan and Security Agreement ("Modification") raising to $1.5 million the maximum amount BFI will lend to Alpha CA pursuant to a line of credit. A copy of the Modification is attached as Exhibit 10.8.

Item 6.    Exhibits

Exhibit No.	Description

10.8	First Modification to Loan and Security Agreement with BFI Business Finance dated as of October 26, 2007

31.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)