Form 10KSB
period 2007-12-31
ALPHA INNOTECH CORP
filed 2008-03-31
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

    State Issuer’s revenues for its most recent fiscal year: $15,321,729.

    The aggregate market value of Alpha Innotech Corp Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB on March 26, 2008 was $2,492,142. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Number of shares of Common Stock of Alpha Innotech Corp., $.01 par value, issued and outstanding as of March 26, 2008: 10,712,576.

Documents Incorporated by Reference

    Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” below and elsewhere in this Form 10-KSB, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Products and Markets

We manufacture and sell analytical laboratory instruments (NAICS #334516), software and consumables used in life science research laboratories for the study of nucleic acids (DNA and RNA), proteins and cells.

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

    Markets

We have three customer bases: (1) domestic end users who receive a quote directly from us through a direct sales representative or through a manufacturer’s representative, (2) international distributors who resell to end users outside the US, and (3) GE Healthcare, to which we supply products on an OEM basis for resale in the domestic and international markets. When viewed this way, 2007 sales break down as follows: (1) direct and manufacturers’ representative domestic sales of approximately 44.1%, (2) international distributors’ sales of approximately 32.3%, and (3) OEM sales to GE Healthcare of approximately 23.6%.

Distribution

In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. Internationally, we sell our products through a network of independent distributors. Our independent distributors generally perform sales, marketing and technical support functions for their local customers. We also manufacture instruments for distribution by GE Healthcare on an OEM basis.

Competition

The Macroimaging instruments we sell face intense competition from laboratory instrumentation manufacturers such as Bio-Rad Laboratories, Inc., Carestream Health, Syngene, UVP, Inc., and Fuji Photo Film Co., Ltd. The Macroimaging market is relatively mature, and product offerings of most of the major competitors are similar to ours in technical specifications and price. The Microimaging instruments we sell also encounter strong competition from products offered by Perkin Elmer and Tecan

We intend to compete through our efforts to optimize our distribution channel, to bring new products to market, and to decrease costs of manufacturing inputs. We cannot be certain that our initiatives will prove to be successful, or that we will have sufficient funds to fully implement them.

Sources and Availability of Materials

We use original equipment manufacturers, or OEMs, for various parts of our products, including the cameras, cabinets, transilluminators, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. In 2007 we obtained most of our cameras from a limited number of suppliers, including: Roper Scientific of Tucson, AZ, Diagnostic Instrument of Sterling Heights, MI, Point Grey of Vancouver, Canada, and Apogee of Roseville, CA. We obtained most of our cabinets from Custom Product Development of Livermore, CA and Pacific Imaging Electronics, Ltd. in Taiwan. From time to time, we have experienced delays in obtaining components from certain of our suppliers, which have had an impact on our production schedule for imaging systems. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply may not be available on a timely basis, which could disrupt our operations and impair our ability to manufacture and sell our products.

Dependence on One or Few Customers

In fiscal year ending December 31, 2007, sales to GE Healthcare accounted for approximately 23.6% of our total sales; no other customer accounted for more than 6.8% of our sales. In fiscal year ending December 31, 2006, sales to GE Healthcare accounted for approximately 19% of our total sales; no other customer accounted for more than 6% of our sales.

Intellectual Property

Our patent portfolio consists of four issued U.S. patents relating to Macroimaging and Microimaging technology. These patents expire in 2018, 2022 and 2024.

On March 4, 2008, pursuant to the terms of a Patent Purchase Agreement effective as of December 3, 2007, as amended, we transferred rights to two patents to Ph. Capital Holdings L.L.C., a Delaware limited liability company, in exchange for $100,000. We retained worldwide, non-exclusive licenses under the transferred patents.

    Under the terms of an agreement with Digital Optical Imaging Corporation (“DigiOpt”), we received certain exclusive license rights to make and sell products incorporating the inventions disclosed in four of DigiOpt’s United States patents. These patents describe the use of micro-optical-electrical-mechanical components such as digital micro mirror devices for controlling both excitation and emission light in ways that can improve the performance of instruments like the NovaRay®. The agreement remains in effect until the last underlying patent or patent application has expired or is abandoned. The latest to expire patent covered by this agreement is scheduled to expire in 2021. We committed to pay certain patent prosecution fees and costs; to date these costs have been minimal. We also committed to pay DigiOpt guaranteed minimum royalties of the aggregate of $40,000 over the five-year period beginning the earlier of the first commercial sale of a product incorporating the technology or October 30, 2007. All amounts due as of the date of this report have been paid. DigiOpt may convert the exclusive license rights to non-exclusive as we did not make a first commercial sale by October 30, 2007; DigiOpt may terminate them outright if we do not make a first commercial sale by April 30, 2008.

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

Research and Development Activities

Our research and development activities are focused on sustaining engineering and product development for the Macroimaging product line, and evaluation of new product candidates identified through business development. We spent $1,322,758 in 2007 and $1,227,324 in 2006 on research and development. The 2007 amount includes research and development costs associated with the development of an OEM bioimaging product for which we received milestone payments from R&C Biogenius Ltd.

Employees

As of December 31, 2007, we had 51 full-time employees and 4 part-time employees. We consider our relations with employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

    Our business is subject to various risks, including those described below. You should carefully consider the following risk factors and all other information contained in this Form 10-KSB. If any of the following events or outcomes actually occurs, our business, operating results, and financial conditions would likely suffer.

Alpha CA has a history of operating losses and may incur future losses.

Our net losses were $0.7 million, $1.0 million, and $2.5 million for fiscal years 2007, 2006 and 2005, respectively and we had an accumulated deficit of $19.0 million as of December 31, 2007 and $18.4 million as of December 31, 2006. Our losses have resulted principally from costs incurred in research and development, and from selling, general and administrative costs associated with operations.

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

Additional financing may be required for our future business and operations.

    Our asset-based loan facility from BFI Finance ("BFI") allows the Company to borrow against only a fraction of its shipments to a maximum of $1.5 million.   Certain international shipments in particular are not eligible for inclusion in the borrowing base of the BFI facility.  As a result of these exclusions, the BFI loan balance remained below $1 million for a majority of 2007.  We experience significant swings in working capital requirements on a quarterly basis for two principal reasons.  First, many of our key suppliers are small firms that are unable to ship components on short notice.  Second, sales orders are often concentrated in the last month of the quarter.  Both these factors often cause us to purchase component inventory in advance of shipping products.  Although we generated positive EBITDA throughout 2007, we rely on the BFI facility to partially fund working capital.  Should we fail to ship sufficient product for whatever reason in a timely fashion, or if international sales accelerate significantly, a shortfall in working capital could occur due to an inability to borrow sufficient funds from BFI.  We raised additional funds through the sales of certain patents and restricted stock. Despite these recent funding efforts, we may require additional capital resources in order to conduct our operations and develop our products. We estimate that our capital resources will be sufficient to fund our current level of operations over the near term. However, additional funds may be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all.

A significant portion of our total sales are made to one customer.

    Sales to GE Healthcare under the previously announced OEM Supply Agreement accounted for approximately 23.6% of our total sales in 2007. Should sales of these OEM products by GE Healthcare to its customers not meet GE Healthcare’s expectations, GE Healthcare would be free to reduce or stop completely its purchases from us, which would significantly impact our financial results.

Recent changes to our global sales team may not achieve our intended goals

    We significantly expanded our global sales team over the past few months. We hired additional sales personnel in the US to reduce our reliance on certain manufacturer’s representatives and to better assist others. We also added personnel to increase our support to important international distributors. Our goals for this expansion include, among others: providing a higher level of expertise to our customers, understanding better their product needs, introducing more quickly new products, and accelerating sales growth. We cannot guarantee that we will be successful in achieving these goals.
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

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays may result from factors that are not within our control, such as:

▪	changes in economic conditions;

▪	changes in government programs that provide funding to companies and research institutions;

▪	changes in the regulatory environment affecting life sciences companies and life sciences research;

▪	market-driven pressures on companies to consolidate and reduce costs; and

▪	other factors affecting research and development spending.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with companies that help us develop and sell products. Relying on these or other collaborative relationships is risky to our future success because:

▪	our partners may develop technologies or components competitive with our products;

▪	some of our agreements may terminate prematurely due to disagreements between us and our partners;

▪	our partners may not devote sufficient resources to the development and sale of our products;

▪	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

▪	our collaborations may be unsuccessful; or

▪	we may not be able to negotiate future collaborative arrangements on acceptable terms.

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

In fiscal 2007, 52.6% of our revenues were generated from sales outside the United States. Changes in diplomatic and trade relationships may have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

We depend substantially on the principal members of our management, including Ronald Bissinger, Chief Executive Officer and Chief Financial Officer. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel from numerous companies in the highly competitive northern California business area. The inability to attract and retain these personnel could result in delays in the research, development and commercialization of our potential products.

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

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 entails significant expenditures and will materially affect our financial results.

Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required beginning fiscal year ending December 31, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2009. We completed our assessment of the effectiveness of our internal control over financial reporting, and complying with this requirement required significant accounting, legal and other costs. If our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, any lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

There is only a limited market for our common stock.

    A limited public market currently exists for our common stock on the OTC Bulletin Board.  Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.   In addition, the stock market and the OTC Bulletin Board in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years. These fluctuations may continue to occur and disproportionately impact the price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. While we are not aware of any such litigation filed or pending against us, this type of litigation could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

    In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained, allowing you to sell large quantities of shares or all of your holdings. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

 As of December 31, 2007, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 68.2% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

Headquarters, manufacturing, and research and development are housed in 35,000 square feet of leased space in San Leandro, California. This lease expires November 30, 2011. The rental rate is $575,135 per year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 For the periods indicated, the following table sets forth the high and low bid prices per share for our common stock, as reported by OTCBB Reports. The prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2007	High Bid	Low Bid
First Quarter	$1.30	$0.75
Second Quarter	2.50	0.86
Third Quarter	1.31	1.02
Fourth Quarter	1.25	0.70

Fiscal Year 2006	High Bid	Low Bid
First Quarter	$1.69	$1.05
Second Quarter	1.70	1.05
Third Quarter	1.15	0.70
Fourth Quarter	1.30	0.70

Holders

As of March 14, 2008, there were approximately 257 record owners of our common stock.

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

Sale of Unregistered Securities

Pursuant to the Common Stock Purchase Agreement between the Company and William Snider, Chairman of the Board of Directors, Mr. Snider purchased 250,000 shares of the Company’s common stock at the purchase price of $0.85 per share for the aggregate purchase price of $212,500, paid by a combination of a cash payment to the Company in the amount of $142,500 and cancellation of indebtedness of the Company to Mr. Snider in the amount of $70,000. The securities issued have not been registered under the Securities Act of 1933 and were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. There was a total of one purchaser, which was an "accredited investor" as such term is defined in Regulation D. A legend was placed on the stock certificate indicating that the securities have not been registered and are restricted from resale. The Company will use the proceeds received from the stock sale for general corporate purposes.

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

Revenue Recognition

    Our revenue is derived from the sale of digital imaging systems and other products, net of returns and allowances and is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collectibility is probable. All systems are sold with a 1-year standard warranty agreement and we record an associated reserve for estimated warranty costs.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in our customer demand and acceptance of our product when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2007 our allowance for sales returns was $133,291 and our allowance for doubtful accounts was $5,000.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analysis of upcoming changes in future configurations of our products, and record inventory write-downs for excess and obsolete inventory. As of December 31, 2007, our allowance for excess and obsolete inventory was $46,531.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $5,717,712 at December 31, 2007. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

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

The following table presents share-based compensation expense included in the Consolidated Statement of Operations related to employee and non-employee stock options and restricted shares as follows:

	Twelve Months Ended December 31,
	2007	2006
Cost of goods sold	$2,441	$7,191
Sales and marketing	122,363	16,861
Research and development	44,513	14,096
General and administrative	217,328	259,114
Total share-based compensation	$386,645	$297,262

As of December 31, 2007, $714,177 of total unrecognized share-based compensation expense related to non-vested options is expected to be recognized over the respective vesting terms of each option grant through September 11, 2011. The weighted average term of the unrecognized share-based compensation is 2.65 years. As of December 31, 2007, $344,491 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

 In the twelve months ended December 31, 2007, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge did not significantly impact basic and diluted net loss per share in the twelve months ended December 31, 2007. During the twelve months ended December 31, 2007, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations.

The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2007	389,566	$1.42
Granted	700,800	$0.99
Vested	(52,153)	$1.09
Forfeited	(98,586)	$1.03
Expired	(149,321)	$2.60
Non-vested stock outstanding at December 31, 2007	790,306	$1.10

 Total fair value of non-vested shares is $873,003 and $553,183 for the years ended December 31, 2007 and 2006, respectively.

 The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the twelve months ended December 31, 2007.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option pricing model as prescribed in SFAS No. 123 using the following assumptions:
	2007	2006
Risk-free interest	4.72%	4.74%
Expected life	10 Years	10 Years
Expected volatility	117%	73%
Expected dividend	—	—

The expected life was determined based on the options vesting period and exercise behavior of the employees.

Activity under the Company’s stock plans for the year ended December 31, 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	880,821	$2.30
Grants	700,800	$0.99
Forfeitures	(98,586)	$1.03
Expirations	(149,321)	$2.60
Outstanding at December 31, 2007	1,333,714	$1.68	7.92	$—
Exercisable at December 31, 2007	543,408	$2.51	6.22	$—
Vested and expected to vest at December 31, 2007	543,408	$2.51	6.22	$—

 The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on December 31, 2007 was $0.90.

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

 The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of December 31, 2007 and 2006:

	2007	2006
Shares issuable upon exercise of stock options	—	54,818
Shares issuable upon exercise of warrants	336,934	398,214
Denominator for basic and diluted calculations	336,934	453,032

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The adoption of SFAS 156 did not have an effect on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company's financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations and have not yet elected this fair value option for any assets or liabilities.

In December, 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R).  SFAS 141R replaces SFAS 141.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for Alpha Innotech will be January 1, 2009.  We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to result in additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

Overview

Comparison of the Year Ended December 31, 2007 and 2006

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Revenues for the year ended December 31, 2007 increased $2,067,885, or 15.6%, from $13,253,844 for the year ended December 31, 2006, to $15,321,729 for the year ended December 31, 2007. The growth in sales from 2006 to 2007 is attributable to overall increased sales worldwide.

Revenues outside of the United States represented 52.6% of our total revenues for the year ended December 31, 2007 and 43.9% of our total revenues for the year ended December 31, 2006. The changing ratio of domestic sales to international sales from 2006 to 2007 is attributable to increased shipments to the international distribution center for GE Healthcare and sales growth in Aisa and Pacific Rim.

Cost of Goods Sold

    Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the year ended December 31, 2007 increased $570,968 or 9.0%, to $6,885,032, from $6,314,064 for the year ended December 31, 2006. The increase resulted primarily from higher sales offset in part by a shift in sales to a mix of products having lower component costs during 2007. Standard material as of percentage of revenues decreased from 37.1% for the year ended December 31, 2006 to 35.5% for the year ended December 31, 2007 due to a shift in sales to a mix of products having lower component costs.  Manufacturing overhead as a percentage of revenues also decreased from 10.5% for the year ended December 31, 2006 to 9.5% for the year ended December 31, 2007 due to increasing revenues and stable manufacturing overhead.

Gross Profit

Gross profit for the year ending December 31, 2007 increased $1,496,917 or 21.6%, to $8,436,697, from $6,939,780 for the year ended December 31, 2006. The gross profit as a percentage of revenues increased to 55.1% from 52.4% for the year ended December 31, 2006. The increases resulted from higher sales and a shift in sales to a mix of products having lower component costs during 2007.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2007 increased $809,143 or 19.9%, to $4,873,866, from $4,064,723 for the year ended December 31, 2006. Sales and marketing expenses as a percentage of revenues increased from 30.7% for the year ended December 31, 2006 to 31.8% for the year ended December 31, 2007. The increase of sales and marketing expenses was primarily due to the expansion of the U.S. direct sales team during the third and fourth quarters, which resulted in increased payroll expense, increased depreciation related to increased number of demo units purchased, and increased travel related expenses.  We also increased technical support and marketing personnel to support the growth in revenue, resulting in increased payroll related cost. These increased expenses were offset in part by a decrease in manufacturer’s representative’s commissions as we shifted to a direct salesforce, and a decrease in facilities expense due to decreased insurance cost.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2007 increased $95,434 or 7.8%, to $1,322,758 from $1,227,324 for the year ended December 31, 2006. This increase in research and development spending was primarily due to increased bonus and stock based compensation during 2007, and increased research development cost related to new products and improvement of existing products, offset in part by a decrease in depreciation and facilities related cost due to lower insurance cost. Research and development expenses as a percentage of revenues decreased from 9.3% for the year ended December 31, 2006 to 8.6% for the year ended December 31, 2007 due to higher revenues.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 increased $214,099 or 9.0%, to $2,594,936 from $2,380,836 for the year ended December 31, 2006. The increase was primarily due to $202,000 in cash and $189,000 in stock payable pursuant to the founder’s bonus plan. The founders bonus plan terminated at the end of fiscal 2007 and will not affect results for 2008 or afterward. The increase also included management bonuses, and was offset in part by a decrease in consulting and recruiting fees, audit fees, legal fees, board fees, insurance expenses, and investor relations related expenses.  The general and administrative expenses as a percentage of revenues decreased from 18.0% for the year ended December 2006 to 16.9% for the year ended December 31, 2007 due to higher revenues.

Other Income (Expense)

    Interest expense for the year ended December 31, 2007 decreased $ 19,081 or 6.0% to $299,549 from  $318,630 for the year ended December 31, 2006. The decrease in interest expense was primarily due to reduced interest payments to Alexandria as the principal portion of the Alexandria term loan decreased, offset by an increase in interest expense as a result of increased borrowing under the line of credit with BFI Business Finance.   There was also a decrease in other income (expense) due to a one time write off during 2006 related to royalty fees from the Xtrana merger.

Off-Balance-Sheet Arrangements

 As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

Liquidity and Capital Resources

From inception through December 31, 2007, Alpha Innotech Corporation ("Alpha CA") has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,549, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As described below, we also raised a total of $375,000 from the sale of convertible notes. As of December 31, 2007, we had $167,738 in cash, excluding $50,113 of restricted cash, and a working capital deficit.

Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets. As a result of these and other factors, our independent registered public accountants, Rowbotham and Company LLP, indicated, in their report on our 2007 financial statements, that there is substantial doubt about our ability to continue as a going concern.

At December 31, 2007, we had the following capital resources available:

▪
Issuance of Convertible Note - On July 21, 2006, the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of December 31, 2007, no portion of the principal amount of the note had been repaid or converted.

▪
Loan From Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments of $50,000 per month ($600,000 per year) beginning on November 1, 2005. As of December 31, 2007, $1,300,000 of the principal had been repaid, leaving $200,000 still owing. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

▪
BFI Business Finance Line of Credit - On March 9, 2004, Alpha CA established a line of credit with BFI Business Finance (“BFI”). The interest rate is variable. As of December 31, 2007, the interest rate was 10.22% and the outstanding balance was subject to a 0.50% per month administrative fee. The obligations under the line of credit are secured by a first priority lien and security interest in substantially all our assets. Effective October 26, 2007, BFI and Alpha CA entered into a First Modification to Loan and Security Agreement raising the maximum amount of the line of credit to $1.5 million.

Cash provided by operating activities was $594,912 and $478,500 for the years ending December 31, 2007 and December 31, 2006, respectively. During 2007, the cash provided by operating activities was primarily due to a net profit of $310,292 net of adjusted non cash expenses and a positive working capital of $284,620.  The non cash expense items included depreciation and amortization expense of $ 601,181 and imputed cost of stock based compensation of $386,645 offset by a net loss of $ 661,737. During 2006, the cash provided by operating activities was primarily due to a positive change in working capital of $636,377 offset by a net loss of $(157,877) net of adjusted non cash expenses. The non cash expense items included depreciation and amortization expense of $565,688 and imputed cost of stock based compensation of $297,262.

Cash used in investing activities was $508,596 and $397,638 for the years ending December 31, 2007 and December 31, 2006, respectively. Cash was used to purchase property and equipment needed to support our operations and $50,113 of restricted cash was required to be on deposit with a bank for as long as certain credit cards issued to us are outstanding. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Cash used in financing activities was $364,234 and $180,871 for the years ending December 31, 2007 and December 31, 2006, respectively. In the year ending December 31, 2007, $232,162 was provided by increased borrowing under the BFI line of credit, $3,604 was provided from exercise of warrants, and $600,000 was used to pay down principal owing under the Alexandria loan. In the year ending December 31, 2006, $375,000 was provided from issuance of a convertible note, $37,709 was provided by increased borrowing under the BFI line of credit, $14,488 was provided from exercise of warrants, $8,068 was used to repurchase common stock, and $600,000 was used to pay down principal owing under the Alexandria loan.

    The BFI asset-based loan facility allows us to borrow against only a fraction of its shipments to a maximum of $1.5 million.   Certain international shipments in particular are not eligible for inclusion in the borrowing base of the BFI facility.  As a result of these exclusions, the BFI loan balance remained below $1 million for a majority of 2007.  We experience significant swings in working capital requirements on a quarterly basis for two principal reasons.  First, many of our key suppliers are small firms that are unable to ship components on short notice.  Second, sales orders are often concentrated in the last month of the quarter.  Both these factors often cause us to purchase component inventory in advance of shipping products.  Although we generated positive EBITDA throughout 2007, we rely on the BFI facility to partially fund working capital.  Should we fail to ship sufficient product for whatever reason in a timely fashion, or if international sales accelerate significantly, a shortfall in working capital could occur due to an inability to borrow sufficient funds from BFI.  We raised additional funds through the sales of certain patents and restricted stock. Despite these recent funding efforts, we may require additional capital resources in order to conduct our operations and develop our products. We estimate that our capital resources will be sufficient to fund our current level of operations over the near term. However, additional funds may be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management has conducted, with the participation of our Chief Executive Officer/Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

1.	The Board of Directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically;

a.	Board of Directors delegation of authority has not been formally documented

b.	Insufficient oversight of accounting principle implementation

c.	The whistleblower program has not been adequately communicated to employees

d.	Insufficient oversight of external audit specifically related to executive sessions

2.
There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

3.
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to management’s review of journal entries; account analyses, reconciliations, and other records underlying recorded amounts; customer contracts; and critical spreadsheet controls.

4.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Specifically, journal entries or account analyses prepared by the Controller are not subject to review, and access to our acounting modules has not been adequately restricted.

    Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by (“COSO”).

    This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

    Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.	Regarding financial reporting monitoring:

a.	Our CEO/CFO will prepare a formal documentation of delegation policy that will be reviewed and approved by the Board.

b.	Future Audit Committee meetings will specifically include reviews over our implementation of accounting principles.

c.	The Company’s existing whistleblower program will be posted on our website as well as at our offices. The whistleblower program will include a confidential telephone number to report any violations.

d.	Although the Audit Committee has held annual sessions with our external auditor without our management present, these sessions will be documented in the future.

2.
As a small company, we do not have the resources to have dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small firms, we will continue to work with our external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements.  We have found this approach has worked well in the past and believe it to be the most cost effective solution available over the foreseeable future.

3.
We will conduct a review of existing signoff and review procedures as well as document control protocols for critical accounting spreadsheets.  We will also increase management’s review of key financial documents and records.

4.
As a small company, we do not have the resources to fund sufficient staff to ensure complete segregation of responsibilities within the accounting function.  However, our management does review, and will increase the review of, financial statements on a monthly basis, and our external auditor conducts reviews on a quarterly basis.  We will make our information technology group the primary system administrator for our accounting system and will restrict access to specific modules of the accounting system on a need-to-use and/or read-only basis. These actions, in addition to improvements made under item 3 above, will minimize any risk of a potential material misstatement occurring.

    The foregoing initiatives will enable us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

•      Additional BFI Loans - Pursuant to a Secured Promissory Note (Non-Revolving) dated January 15, 2008, the Company received $250,000 from BFI. The interest rate was variable (prime plus 3%), the outstanding balance was subject to a 0.50% per month administrative fee, and the single advance was subject to a loan fee of $3,750. This loan was repaid in full January 23, 2008. Pursuant to the terms of the Secured Promissory Note (Purchase Order Financing – Non-Revolving) and Second Modification to Loan and Security Agreement, both dated February 29, 2008, the Company again received $250,000 from BFI. The interest rate is variable (prime plus 3%), the outstanding balance is subject to a 0.50% per month administrative fee, and each advance is subject to an additional fee equal to 1.50% of the amount drawn. As of March 28, 2008 $211,883 had been repaid.

PART III

[Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2007 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.]

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information, as of March 31, 2008, with respect to some of our executive officers who are not directors:

NAME	AGE	POSITION
Jeff Whitmore	38	Vice President Global Sales
Siavash Ghazvini	38	Vice President Marketing and Business Development

JEFF WHITMORE has been our Vice President of Global sales since 2006. Prior to joining us, Mr. Whitmore directed the European Life Sciences sales team for Molecular Devices while based in the United Kingdom from 2004 until 2006, and held sales positions for Molecular Devices in Southern California from 2002 until 2004, Bio-Rad Laboratories, Inc. from 2000 until 2002, Schrieber Foods Incorporated from 1998 until 2000, and Cargill Incorporated from 1995 until 1998. Mr. Whitmore began his career as a microbiologist for Cargill in 1994. Mr. Whitmore holds a B.S. degree in microbiology from the University of Wisconsin.

    SIAVASH GHAZVINI has been our Vice President of Marketing and Business Development since 2003. Before joining the Company, Mr. Ghazvini Mr. Ghazvini worked with Xagros Technologies, a seed stage, venture financed, molecular diagnostic biotechnology company engaged in research and development to commercialize consumable reagents, disposable test cassettes and instrumentation for early detection and identification of infectious agents. Before that he was Vice-President, Strategic Corporate and Business Development for Combimatrix, a publicly traded biotechnology company engaged in development of rapidly customizable semiconductor based, software addressable biochips. Mr. Ghazvini also has an in depth understanding of the gel imaging and bioinformatics market having founded and led Nucleotech Corporation which developed, manufactured, and marketed an integrated line of advanced imaging systems and bioinformatics software for biology and medicine. Mr. Ghazvini has his BS in Genetics at University of California at Davis and attended graduate school in molecular biology at San Francisco State University.

Code of Ethics

    We previously adopted a Code of Ethical Conduct applicable to all directors, officers and employees, a copy of which will be made available on our website at www.alphainnotech.com under the caption Investors.

    The remainder of this Item is incorporated by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

    Incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1[7]	1993 Stock Incentive Plan*

4.2[8]	2000 Stock Incentive Plan*

4.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.5[9]	2006 Equity Incentive Plan*

4.6[5]	Secured Promissory Note Issued to Alexandria Dated April 8, 2005

4.7[5]	Loan and Security Agreement with BFI dated March 9, 2004

4.8[10]	Form of Convertible Note Issued to ETP/FBR Venture Capital II, LLC

4.9[10]	Form of Warrant Issued to ETP/FBR Venture Capital II, LLC

4.10[9]	Form of 2006 Equity Incentive Plan Stock Option Agreement

4.11	Form of 2006 Equity Incentive Plan Stock Award Agreement

10.1[10]	Form of Securities Purchase Agreement with ETP/FBR Venture Capital II, LLC

[1]	Incorporated by reference to our Form 8-K filed December 17, 2004
[2]	Incorporated by reference to our Form 8-K filed April 12, 2005.
[3]	Incorporated by reference to our Form 8-K filed July 11, 2005.
[4]	Incorporated by reference to our Form 8-K filed August 26, 2005.
[5]	Incorporated by reference to our Form 8-K filed October 7, 2005.
[6]	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
[7]	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
[8]	Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
[9]	Incorporated by reference to our Form S-8 filed October 19, 2006.
[10]	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ending June 30, 2006 filed August 14, 2006.

10.2[5]	Employment Agreement between Alpha Innotech Corporation and Haseeb Chaudhry dated May 11, 2001*

10.3[5]	Amendment No. 1 to Employment Agreement with Haseeb Chaudhry dated April 6, 2005*.

10.4	Agreement and General Release with Haseeb Chaudhry dated October 27, 2006*.

10.5[5]	Employment Agreement between Alpha Innotech Corporation and Darryl Ray dated May 11, 2001*

10.6[5]	Amendment No. 1 to Employment Agreement with Darryl Ray dated April 6, 2005.*

10.7	Agreement and General Release with Darryl Ray dated March 31, 2006*

10.8[11]	Employee offer letter to Ronald H. Bissinger*

10.9[12]	First Modification to Loan and Security Agreement with BFI Business Finance dated as of October 26, 2007

10.10	Secured Promissory Note to BFI Business Finance dated January 15, 2008

10.11	Second Modification to Loan and Security Agreement with BFI Business Finance dated as of February 29, 2008

10.12	Secured Promissory Note to BFI Business Finance dated February 29, 2008

10.13[1][3]	Employment contract with Ronald H. Bissinger dated July 17, 2007

10.14	Common Stock Purchase Agreement with William Snider dated as of March 13, 2008

11.1[1][4]	Statement regarding computation of per share earnings

14.1[1][5]	Code of Ethical Conduct

21.1	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[16]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO and CFO)

32.1	Section 1350 Certification (CEO and CFO)

*	Management contract or compensatory plan
[11]	Incorporated by reference to our Form 8-K filed March 9, 2006.
[12]	Incorporated by reference to our Form 10-QSB filed November 14, 2007.
[1][3]	Incorporated by reference to our Form 8-K filed July 20, 2007
[1][4]	Incorporated by reference to the discussion of “Loss per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2007 and 2006 of this report.
[1][5]	Copy will be made available on our website at www.alphainnotech.com
[16]	Incorporated by reference to Power of Attorney located on page S-1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Proxy Statement.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Alpha Innotech Corp.

We have audited the accompanying consolidated balance sheet of Alpha Innotech Corp. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2007, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham and Company LLP

San Francisco, California
March 28, 2008

ALPHA INNOTECH CORP.
Consolidated Balance Sheet
As of December 31, 2007

2007
Assets
Current assets:
Cash and cash equivalents	$167,738
Restricted cash	50,113
Accounts receivable, net	2,229,698
Inventory, net	1,006,085
Prepaid expenses and other current assets	218,780
Total current assets	3,672,414

Property and equipment, net	914,383

Other assets	90,232
Total assets	$4,677,029
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,785,909
Accrued liabilities	1,329,860
Current portion of debt	1,406,968
Deferred revenue	1,027,006
Other liabilities	265,526
Total current liabilities	5,815,269

Debt, net of current portion	307,938

Commitments and contingencies	—

Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,462,576 shares issued and outstanding	104,626
Additional paid-in capital	17,492,662
Accumulated deficit	(19,035,398)
Treasury stock	(8,068)
Total shareholders’ deficit	(1,446,178)
Total liabilities and shareholders’ deficit	$4,677,029

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenue	$15,321,729	$13,253,844
Cost of goods sold	6,885,032	6,314,064
Gross profit	8,436,697	6,939,780
Operating costs and expenses:
Sales and marketing	4,873,866	4,064,723
Research and development	1,322,758	1,227,324
General and administrative	2,594,936	2,380,836
Total operating costs and expenses	8,791,560	7,672,883
Loss from operations	(354,863)	(733,103)
Other expense:
Interest expense	(299,549)	(318,630)
Other expense, net	(7,325)	53,479
Total other expense	(306,874)	(265,151)
Net loss	$(661,737)	$(998,254)

Net loss per share - basic and diluted	$(0.06)	$(0.10)
Weighted average shares outstanding - basic and diluted	10,373,426	9,880,221

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
For the Years Ended December 31, 2007 and 2006

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2006	9,725,809	$97,258	$16,703,678	—	$—	$(17,375,407)	$(574,471)
Cashless exercise of warrants	92,211	922	7,146	4,746	(8,068)	—	—
Exercise of warrants for cash	73,373	734	5,686	—	—	—	6,420
To record debt discount associated with APB 14 financing ETP	—	—	94,353	—	—	—	94,353
FAS 123 (R) Stock based compensation	—	—	297,262	—	—	—	297,262
Net loss	—	—	—	—	—	(998,254)	(998,254)
Balance at December 31, 2006	9,891,393	$98,914	$17,108,125	4,746	$(8,068)	$(18,373,661)	$(1,174,690)
Issuance of restricted shares	530,000	5,300	(5,300)	—	—	—	—
Exercise of warrants	41,183	412	3,192	—	—	—	3,604
FAS 123 (R) Stock based compensation			386,645	—	—	—	386,645
Net loss						(661,737)	(661,737)
Balance at December 31, 2007	10,462,576	$104,626	$17,492,662	4,746	$(8,068)	$(19,035,398)	$(1,446,178)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(661,737)	$(998,254)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601,181	565,668
Allowance for sales returns and doubtful accounts	(12,320)	28,711
Allowance for excess and obsolete inventory	4,698	(14,025)
Provision for demo equipment	(8,175)	(46,825)
Gain on disposal of property and equipment	—	1,165
Accretion of debt discount to interest expense	—	8,421
Share-based compensation	386,645	297,262
Change in operating assets and liabilities:
Accounts receivables	(27,968)	192,448
Inventory	(377,231)	332,484
Prepaid expenses and other current assets	(29,256)	22,463
Other assets	1,075	(14,982)
Accounts payable	177,623	111,457
Accrued liabilities	354,194	(108,672)
Deferred revenue	131,131	120,904
Other liabilities	55,052	(19,725)
Net cash provided by operating activities	594,912	478,500
Cash flows from investing activities:
Restricted cash	(50,113)	—
Purchase of property and equipment	(458,483)	(397,638)
Net cash used in investing activities	(508,596)	(397,638)
Cash flows from financing activities:
Proceeds from borrowing of debt obligation	232,162	37,709
Repayment of debt obligation	(600,000)	(600,000)
Proceeds from issuance of convertible notes	—	375,000
Proceeds from exercise of warrants	3,604	14,488
Repurchase of common stock	—	(8,068)
Net cash used in financing activities	(364,234)	(180,871)
Net decrease in cash and cash equivalents	(277,918)	(100,009)
Cash and cash equivalents at the beginning of the year	445,656	545,665
Cash and cash equivalents at the end of the year	$167,738	$445,656

	2007	2006
Supplemental disclosures of cash flow information:
Interest paid during the year	$299,549	$318,630
Income taxes paid during the year	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted shares at par value	$5,300	$—
Issuance of common stock warrant	$—	$94,353

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

Management’s Plan - In the past, the Company has incurred substantial losses and negative cash flows from operating activities. For the year ended December 31, 2007, the Company incurred a loss from operations of $661,737 and has a working capital deficiency and a shareholders’ deficit as of December 31, 2007. However, the Company generated positive cash flows from operations of $594,912 and $478,500 for the years ended December 31, 2007 and 2006, respectively. Furthermore, since December 31, 2007 the Company has received cash from the sale of patents and unregistered securities and through additional short term borrowings from BFI. As a result, management believes the Company has sufficient cash to fund operations in the near term.

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

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all short-term, interest-bearing deposits with original matures of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Restricted Cash - Represents the required amount to be on deposit with a bank for as long as certain credit cards issued to the Company are outstanding.

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

Income Taxes - Income taxes are accounted for using the asset and liability approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not. At December 31, 2007, a full valuation has been established for the deferred tax assets, as management believes that it is more likely than not that a tax benefit will not be realized.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future net undiscounted cash flows, which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2007.

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

For products sold where software is deemed to be more than incidental, the Company follows Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. When a digital imaging system is sold, the multiple elements are software and maintenance and support. Revenue allocated to software is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Revenue allocated to maintenance and support is recognized as deferred revenue when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Deferred revenue for maintenance and support is recognized ratably over the maintenance term, typically for a period of one year, beginning when a digital imaging system is considered sold or an extended maintenance and support contract is signed.

Revenue is recorded net of estimated returns. The Company’s management makes estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in its customer demand and acceptance of its product when evaluating the adequacy of its allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2007, the Company’s allowance for sales returns was $133,291 and its allowance for doubtful accounts was $5,000.

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $49,130 and $79,541 respectively.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

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

Share-Based Employee Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Starting with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 and on or after January 1, 2006 is recognized on a straight-line basis.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of December 31, 2007 and 2006:

	2007	2006
Shares issuable upon exercise of stock options	—	54,818
Shares issuable upon exercise of warrants	336,934	398,214
Denominator for basic and diluted calculations	336,934	453,032

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

Material Customers - GE Healthcare provided 23.6% and 18.6% of the Company’s revenues in the years ended December 31, 2007 and December 31, 2006, respectively. Accounts receivable owing from GE Healthcare were 29.5% and 35.8% of all Company accounts receivable at December 31, 2007 and December 31, 2006, respectively.

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

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

Recent Accounting Pronouncements – In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The adoption of SFAS 156 did not have an effect on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company's financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations and have not yet elected this fair value option for any assets or liabilities.

In December, 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R).  SFAS 141R replaces SFAS 141.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for Alpha Innotech will be January 1, 2009.  We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to result in additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

2.         Balance Sheet Components

Accounts receivable consisted of the following at December 31, 2007:

2007
Accounts receivable	$2,367,989
Less allowance for sales returns	(133,291)
Less allowance for doubtful accounts	(5,000)
Accounts receivable, net	$2,229,698

Inventory consisted of the following at December 31, 2007:

2007
Raw materials	$896,935
Inventory in transit	155,681
Less allowance for excess and obsolete inventory	(46,531)
Inventory, net	$1,006,085

Property and equipment consisted of the following at December 31, 2007:

2007
Machinery and equipment	$435,617
Furniture and fixtures	208,201
Leasehold improvements	1,507,500
Loaner and demonstration units	1,160,053
Computers	358,443
Software	103,796
Total property and equipment	3,773,610
Less accumulated depreciation and amortization	(2,859,227)
Property and equipment, net	$914,383

In 2002, the Company entered into a capital lease agreement for production equipment. As of December 31, 2007, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

Accrued liabilities consisted of the following at December 31, 2007:

2007
Payroll and related costs	$455,641
Warranty	153,251
Audit and tax service fees	62,250
Finder’s fee	175,000
Consultant and Board member fees	1,792
Founder's Bonus	398,162
Other	83,764
Total accrued liabilities	$1,329,860

3.	Debt

Debt consisted of the following at December 31, 2007:

2007
Alexandria Finance, LLC Term Loan	$200,000
BFI Business Finance Line of Credit	1,206,968
ETP Venture Capital II LLC Convertible Note, net of debt discount	307,938
Total debt	1,714,906
Less current portion	(1,406,968)
Debt, net of current portion	$307,938

BFI Business Finance Line of Credit - In March 2004, the Company established a line of credit with BFI Business Finance (“BFI”), in which the Company uses its accounts receivable as collateral and obtains advances from BFI up to 80% of the Company’s accounts receivable balance at the time of the borrowing, but with principal advances not to exceed $1 million. Effective October 26, 2007, BFI and the Company entered into a First Modification to Loan and Security Agreement ("Modification") raising the maximum amount of the line of credit to $1.5 million. The interest rate of the line of credit is variable, and bears interest at a rate of 3% over prime. The interest rate as of December 31, 2007 and December 31, 2006 was 10.22% and 11.23%, respectively. Interest expense on the line of credit for the years ended December 31, 2007 and December 31, 2006 was $198,932 and $167,633, respectively.

Alexandria Finance, LLC Term Loan - In connection with funding of operations and sales and marketing efforts of new products and new sales channel in April 2005, the Company executed a term loan in the amount of $1,500,000 payable to Alexandria Finance, LLC. The Company issued as warrant to Alexandria Equities, LLC to purchase an aggregate of 720,000 shares (pre-merger) of common stock with an exercise price of $0.20 per share (pre-merger) and issued a warrant to ETP Finance Corp. to purchase an aggregate of 180,000 shares (pre-merger) of common stock with an exercise price of $0.20 per share (pre-merger) in association with the term loan. The loan matures in April 2008 with principal payment of $50,000 per month, starting November 2005. The interest rate applicable to the term loan is 12.5%. Interest expense on the term loan for the year ended December 31, 2007 and December 31, 2006 was $59,212 and $134,212.

Maturities are as follows:

Year ending December 31:
2008	$200,000
Alexandria Finance, LLC Term Loan	$200,000

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”)(See Note 6, Common Stock). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. Interest expense accrued on the note for the year ended December 31, 2007 was $11,725. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Note is subordinate in right of payment to the Company's existing "Senior Debt", specifically (1) Loan and Security Agreement with BFI dated March 9, 2004; and (2) the Secured Promissory Note dated April 8, 2005 and related loan documents in favor of Alexandria Finance, LLC. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 14.2% of common stock of the Company.

 Maturities are as follows:

Year ending December 31:
2011	$307,938
ETP/FBR Venture Capital II, LLC Convertible Note	$307,938

4.	Commitments and Contingencies

The Company rents its office facilities under an operating lease, which expires on December 2011. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expenses. Rent expense for the years ended December 31, 2007 and 2006 was $575,135 and $578,500, respectively.

At December 31, 2007, total future minimum facility lease payments are as follows:

Year ending December 31:
2008	$587,040
2009	589,558
2010	592,127
2011	545,185
Total minimum lease obligation	$2,313,910

Under the terms of the 2001 facility lease agreement, the Company is obligated to provide the lessor with a security deposit of $66,500, which is included in other assets.

5.	Income Taxes

No provision or benefit for income taxes has been recognized for the years ended December 31, 2007 and 2006 as the Company has incurred net operating losses for tax purposes and had no loss carryback potential.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards	$3,677,511	$3,626,096
Research and development credits	759,099	665,141
Reserves and accruals	1,281,102	1,191,544
Total	5,717,712	5,482,781
Less valuation allowance	(5,717,712)	(5,482,781)
Deferred taxes	$—	$—

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was $234,931 and $364,495, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets, and, accordingly a full valuation allowance is required.

The difference between the expected provision for income taxes, based on the U.S. federal statutory tax rate of 34%, to the Company’s actual income tax provision, effective tax rate of 0%, relates to a full valuation allowance.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $9,555,000 and $7,351,000 respectively. The federal and state net operating loss carryforwards will expire in various periods through 2027.

At December 31, 2007, the Company had federal and state research and development tax credits of approximately $759,000. The federal research and development tax credits will expire in various periods through 2027 and the California state research and development tax credits can be carried forward indefinitely.

Utilization of net operating loss carryforwards may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

6.	Common Stock

Warrants for Common Stock - During 2006, the Company issued warrants to ETP Venture Capital II, LLC to purchase an aggregate of 125,000 shares of common stock with an exercise price of $1.20 per share as additional consideration for convertible notes payable in the amount of $375,000. Using the Black-Scholes pricing model and the following assumptions : estimated volatility of 87%, a contractual life of five years, a zero dividend rate, 4.99% risk free interest rate and the fair value of the common stock of $1.15 per share, the Company determined the allocated fair value of the warrants was $94,353 at the date of grant. The warrants were recorded as a discount to the convertible promissory notes. The Company accreted $18,871 and  $8,421 to interest expense for the years ended December 31, 2007 and 2006, respectively, and the remaining interest expense of $67,061 will be amortized over the term of the note which ends on July 20, 2011.

The following table summarizes information concerning outstanding and exercisable common stock warrants as of December 31, 2007:

	Common Stock Warrants Outstanding at December 31, 2007			Common Stock Warrants Exercisable at December 31, 2007
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.0875	364,169	4.25	$0.0875	364,169	$0.0875
$ 1.2000	125,000	8.56	$1.2000	125,000	$1.2000
$ 1.7500	102,861	4.27	$1.7500	102,861	$1.7500
$ 8.5900	22,500	2.34	$8.5900	22,500	$8.5900
$ 14.6900	5,000	2.17	$14.6900	5,000	$14.6900
	619,530			619,530

The above common stock warrants remained exercisable at December 31, 2007 and will expire at various dates between March 2009 and July 2016. As of December 31, 2007, the Company had 619,530 warrants outstanding and exercisable to purchase common stock with a weighted exercise price of $1.01 per share. The weighted average remaining life of these warrants at December 31, 2007 was 5.04 years.

Stock Option Plans - At December 31, 2007, the Company had five tock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

As of December 31, 2007, a total of 156,866 shares of Alpha Innotech Corp.’s common stock were reserved for issuance for options already granted under two plans. No additional options will be granted from these two plans. Options granted under the two plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

As of December 31, 2007, a total of 1,678,236 shares of Alpha Innotech Corporation’s common stock were reserved for issuance under three plans. No additional options will be granted from two of the three plans. Pursuant to the terms of the Alpha Innotech Corp. 2006 Equity Incentive Plan, (the "2006 Plan") we may award common stock or issue options to purchase common stock to employees, directors and consultants. Options granted under the 2006 Plan may be incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) may be granted only to our employees, officers and directors. Non-qualified stock options (“NSO”) may be granted to employees and consultants. Options are to be granted at an exercise price not less than fair market value for an ISO or 85% of fair value for an NSO. For individual holding more than 10% of the voting rights of all classes stock, the exercise price of an option will not be less than 110% of fair market value. Options granted under the three plans generally vest over a one- to five-year period from the date of the grant.

The combined activity for 2007 and 2006 under the above plans was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2006	460,368	475,117	$3.21	$1,524,282
Authorized under the 2006 Plan	1,000,000	—	$—	—
Granted	(476,001)	476,001	$1.40	665,643
Cancelled	53,693	(53,693)	$1.59	(85,198)
Expired	14,279	(16,604)	$4.58	(76,088)
Balance at December 31, 2006	1,052,339	880,821	$2.30	2,028,639
Authorized under the evergreen provisions of the 2006 Plan	494,570	—	$—	—
Restricted shares issued	(530,000)	—	$—	—
Granted	(700,800)	700,800	$0.99	696,086
Cancelled	98,586	(98,586)	$1.03	(101,994)
Expired	86,693	(149,321)	$2.60	(387,894)
Balance at December 31, 2007	501,388	1,333,714	$1.68	$2,234,837

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

The following information summarizes stock options outstanding at December 31, 2007:

	Options Outstanding at December 31, 2007			Options Exercisable at December 31, 2007
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.90	363,000	9.12	$0.90	—	$0.90
$ 0.95	40,000	8.83	$0.95	40,000	$0.95
$ 1.12	214,300	9.70	$1.12	—	$1.12
$ 1.20	60,000	9.47	$1.20	30,000	$1.20
$ 1.35	119,500	8.40	$1.35	47,816	$1.35
$ 1.40	16,425	2.65	$1.40	16,425	$1.40
$ 1.50	30,000	7.93	$1.50	30,000	$1.50
$ 1.53	200,000	8.27	$1.53	112,500	$1.53
$ 1.66	56,116	7.34	$1.66	32,654	$1.66
$ 1.92	3,372	7.05	$1.92	3,012	$1.92
$ 2.30	11,000	4.60	$2.30	11,000	$2.30
$ 2.62	72,635	4.53	$2.62	72,635	$2.62
$ 2.89	60,003	3.41	$2.89	60,003	$2.89
$ 3.70	49,500	4.31	$3.70	49,500	$3.70
$ 6.60	2,000	0.83	$6.60	2,000	$6.60
$ 7.00	6,000	3.47	$7.00	6,000	$7.00
$ 7.81	1,500	3.25	$7.81	1,500	$7.81
$ 9.38	200	2.05	$9.38	200	$9.38
$ 9.40	15,663	1.42	$9.40	15,663	$9.40
$ 10.00	6,000	2.61	$10.00	6,000	$10.00
$ 10.30	1,500	2.61	$10.30	1,500	$10.30
$ 11.56	4,500	0.42	$11.56	4,500	$11.56
$ 16.87	500	2.18	$16.87	500	$16.87
	1,333,714			543,408

The weighted average remaining contractual life of outstanding options at December 31, 2007 was 7.92 years. At December 31, 2007, there were 543,408 options exercisable with a weighted average exercise price of $2.51.

The following table presents share-based compensation expense included in the Consolidated Statement of Operations related to employee and non-employee stock options and restricted shares as follows:

	Twelve Months Ended December 31,
	2007	2006
Cost of goods sold	$2,441	$7,191
Sales and marketing	122,363	16,861
Research and development	44,513	14,096
General and administrative	217,328	259,114
Total share-based compensation	$386,645	$297,262

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

As of December 31, 2007, $714,177 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through September 2011. The weighted average term of the unrecognized stock-based compensation is 2.65 years. As of December 31, 2007, $344,491 of total unrecognized share-based compensation expense related to non-vested shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the twelve months ended December 31, 2007, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the twelve months ended December 31, 2007. During the twelve months ended December 31, 2007, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statement of Operations.

    The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2007	389,566	$1.42
Granted	700,800	$0.99
Vested	(52,153)	$1.09
Forfeited	(98,586)	$1.03
Expired	(149,321)	$2.60
Non-vested stock outstanding at December 31, 2007	790,306	$1.10

    Total fair value of non-vested shares is $873,003 and $553,183 for the years ended December 31, 2007 and 2006, respectively.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the twelve months ended December 31, 2007.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2007	2006
Risk-free interest	4.72%	4.74%
Expected life	10 Years	10 Years
Expected volatility	117%	73%
Expected dividend	—	—

The expected life was determined based on the options vesting period and exercise behavior of the employees.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

    Activity under the Company’s stock plans for the year ended December 31, 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	880,821	$2.30
Grants	700,800	$0.99
Forfeitures	(98,586)	$1.03
Expirations	(149,321)	$2.60
Outstanding at December 31, 2007	1,333,714	$1.68	7.92	$—
Exercisable at December 31, 2007	543,408	$2.51	6.22	$—
Vested and expected to vest at December 31, 2007	543,408	$2.51	6.22	$—

The aggregate intrinsic value is the total pretax intrinsic value (i.e, the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on December 31, 2007 was $0.90.

7.	Employee Benefits Plan

The Company offers the Alpha Innotech Corporation 401(k) Retirement Plan (“401(k) Plan”), a qualified voluntary contributory saving plan, available to substantially all the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2007 and 2006, the Company did not match its employee contribution. The Company’s cost of the 401(k) Plan for the years ended December 31, 2007 and 2006 was $0 and $0, respectively.

8.	Business Segment Information

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company’s only operating segment consist of sales of both macro and micro imaging systems to customers.

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

Revenue by geographic areas for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
North America	$8,128,413	$8,155,266
Asia and Pacific Rim	2,696,736	2,203,397
Europe	4,450,748	2,669,519
Other	45,832	225,662
Total revenue	$15,321,729	$13,253,844

Long-lived assets by geographic areas as of December 31, 2007 is as follows:

2007
United States	$1,004,615
International	—
Total long-lived assets	$1,004,615

9.	Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$3,546,936	$3,611,820	$3,680,160	$4,482,813
Cost of goods sold	1,575,317	1,619,770	1,690,139	1,999,806
Gross profit	1,971,619	1,992,050	1,990,021	2,483,007
Operating expenses:
Sales and marketing	1,054,569	1,162,826	1,299,011	1,357,460
Research and development expenses	303,494	343,996	298,820	376,448
General and administrative expenses	531,998	753,297	604,475	705,166
Total operating expenses	1,890,061	2,260,119	2,202,306	2,439,074
Income (loss) from operations	81,558	(268,069)	(212,285)	43,933
Other income (expense):
Interest expense	(82,452)	(66,693)	(71,811)	(78,593)
Other income (expense), net	229	(2,635)	(5,459)	540
Total other income (expense)	(82,223)	(69,328)	(77,270)	(78,053)
Net loss	$(665)	$(337,397)	$(289,555)	$(34,120)
Net loss per share - basis and diluted	$0.00	$(0.03)	$(0.03)	$0.00
Weighted average shares outstanding - basic and diluted	9,891,393	10,421,393	10,449,147	10,462,576

ALPHA INNOTECH CORP.
Notes to consolidated financial statements

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,958,794	$3,192,617	$3,354,790	$3,747,643
Cost of goods sold	1,507,910	1,508,802	1,503,344	1,794,008
Gross profit	1,450,884	1,683,815	1,851,446	1,953,635
Operating expenses:
Sales and marketing	982,531	1,158,046	933,044	991,102
Research and development expenses	327,228	410,245	246,256	243,595
General and administrative expenses	504,092	606,946	639,940	629,858
Total operating expenses	1,813,851	2,175,237	1,819,240	1,864,555
Income (loss) from operations	(362,967)	(491,422)	32,206	89,080
Other income (expense):
Interest expense	(84,475)	(73,620)	(77,918)	(82,617)
Other income (expense), net	31,746	(10,748)	(2,354)	34,835
Total other income (expense)	(52,729)	(84,368)	(80,272)	(47,782)
Net income (loss)	$(415,696)	$(575,790)	$(48,066)	$41,298
Net income (loss) per share - basis and diluted	$(0.04)	$(0.06)	$(0.00)	$0.00
Weighted average shares outstanding - basic and diluted	9,725,809	9,804,847	9,858,694	9,783,878

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	Alpha Innotech Corp.

/s/ Ronald H. Bissinger
Ronald H. Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

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

Signature	Title	Date
/s/ Ronald H. Bissinger	Chief Executive Officer and Chief Financial Officer	March 28, 2008
Ronald H. Bissinger	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ William Snider	Chairman	March 28, 2008
William Snider

/s/ Haseeb Chaudhry	Vice Chairman	March 28, 2008
Haseeb Chaudhry

/s/ Michael D. Bick, Ph. D.	Director	March 27, 2008
Michael D. Bick, Ph. D.

/s/ James H. Chamberlain	Director	March 28, 2008
James H. Chamberlain

/s/ Gus Davis	Director	March 27, 2008
Gus Davis

/s/ Joseph Keegan, Ph. D.	Director	March 28, 2008
Joseph Keegan, Ph. D.

S-1

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1[7]	1993 Stock Incentive Plan*

4.2[8]	2000 Stock Incentive Plan*

4.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.5[9]	2006 Equity Incentive Plan*

4.6[5]	Secured Promissory Note Issued to Alexandria Dated April 8, 2005

4.7[5]	Loan and Security Agreement with BFI dated March 9, 2004

4.8[10]	Form of Convertible Note Issued to ETP/FBR Venture Capital II, LLC

4.9[10]	Form of Warrant Issued to ETP/FBR Venture Capital II, LLC

4.10[9]	Form of 2006 Equity Incentive Plan Stock Option Agreement

4.11	Form of 2006 Equity Incentive Plan Stock Award Agreement

10.1[10]	Form of Securities Purchase Agreement with ETP/FBR Venture Capital II, LLC

[1]	Incorporated by reference to our Form 8-K filed December 17, 2004
[2]	Incorporated by reference to our Form 8-K filed April 12, 2005.
[3]	Incorporated by reference to our Form 8-K filed July 11, 2005.
[4]	Incorporated by reference to our Form 8-K filed August 26, 2005.
[5]	Incorporated by reference to our Form 8-K filed October 7, 2005.
[6]	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
[7]	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
[8]	Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000.
[9]	Incorporated by reference to our Form S-8 filed October 19, 2006.
[10]	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ending June 30, 2006 filed August 14, 2006.

10.2[5]	Employment Agreement between Alpha Innotech Corporation and Haseeb Chaudhry dated May 11, 2001*

10.3[5]	Amendment No. 1 to Employment Agreement with Haseeb Chaudhry dated April 6, 2005*.

10.4	Agreement and General Release with Haseeb Chaudhry dated October 27, 2006*.

10.5[5]	Employment Agreement between Alpha Innotech Corporation and Darryl Ray dated May 11, 2001*

10.6[5]	Amendment No. 1 to Employment Agreement with Darryl Ray dated April 6, 2005.*

10.7	Agreement and General Release with Darryl Ray dated March 31, 2006*

10.8[11]	Employee offer letter to Ronald H. Bissinger*

10.9[1][2]	First Modification to Loan and Security Agreement with BFI Business Finance dated as of October 26, 2007

10.10	Secured Promissory Note to BFI Business Finance dated January 15, 2008

10.11	Second Modification to Loan and Security Agreement with BFI Business Finance dated as of February 29, 2008

10.12	Secured Promissory Note to BFI Business Finance dated February 29, 2008

10.13[1][3]	Employment contract with Ronald H. Bissinger dated July 17, 2007

10.14	Common Stock Purchase Agreement with William Snider dated as of March 13, 2008

11.1[1][4]	Statement regarding computation of per share earnings

14.1[1][5]	Code of Ethical Conduct

21.1	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[16]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO and CFO)

32.1	Section 1350 Certification (CEO and CFO)

*	Management contract or compensatory plan
[11]	Incorporated by reference to our Form 8-K filed March 9, 2006.
[1][2]	Incorporated by reference to our Form 10-QSB filed November 14, 2007.
[1][3]	Incorporated by reference to our Form 8-K filed July 20, 207
[1][4]	Incorporated by reference to the discussion of “Loss per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2007 and 2006 of this report.
[1][5]	Copy to be made available on our website at www.alphainnotech.com
[16]	Incorporated by reference to Power of Attorney located on page S-1 of this report.