Form 10-Q
period 2008-03-31
ALPHA INNOTECH CORP
filed 2008-05-15
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14257

Alpha Innotech Corp.
(Exact name of Registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced St., San Leandro, CA 94577	(510) 483-9620
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                                     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of May 13, 2008, there were 10,922,136 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Alpha Innotech Corp.
Quarter Ended March 31, 2008

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheet

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$214,057	$167,738
Restricted cash	50,000	50,113
Accounts receivable, net	2,071,330	2,229,698
Inventory, net	1,247,460	1,006,085
Prepaid expenses and other current assets	144,033	218,780
Total current assets	3,726,880	3,672,414
Property and equipment, net	853,644	914,383
Other assets	90,232	90,232
Total assets	$4,670,756	$4,677,029

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,767,781	$1,785,909
Accrued liabilities	1,278,529	1,329,860
Current portion of debt	1,128,213	1,406,968
Deferred revenue	1,012,896	1,027,006
Other liabilities	286,665	265,526
Total current liabilities	5,474,084	5,815,269
Debt, net of current portion	312,656	307,938
Commitments and contingencies	—	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,712,576 and 10,462,576 shares issued and outstanding	107,126	104,626
Additional paid in capital	17,822,413	17,492,662
Accumulated deficit	(19,037,455)	(19,035,398)
Treasury Stock	(8,068)	(8,068)
Total shareholders’ deficit	(1,115,984)	(1,446,178)
Total liabilities and shareholders’ deficit	$4,670,756	$4,677,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$3,668,143	$3,546,936
Cost of goods sold	1,556,793	1,575,317
Gross profit	2,111,350	1,971,619
Operating costs and expenses:
Sales and marketing	1,184,721	1,054,569
Research and development	375,275	303,494
General and administrative	566,842	531,998
Total operating costs and expenses	2,126,838	1,890,061
Income (loss) from operations	(15,488)	81,558
Other income (expense):
Interest expense	(83,290)	(82,452)
Sale of patents	100,000	—
Other income (expense), net	(3,279)	229
Total other income (expense)	13,431	(82,223)
Net loss	$(2,057)	$(665)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	10,536,390	9,891,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities
Net loss	$(2,057)	$(665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,325	143,889
Allowance for sales returns and doubtful accounts	(38,261)	21,102
Provision for inventory	(2,166)	6,096
Provision for demo equipment	—	(8,175)
Accretion of debt discount to interest expense	—	4,718
Stock based compensation	119,752	54,722
Change in operating assets and liabilities:
Accounts receivables	196,629	120,902
Inventory	(239,209)	(20,075)
Prepaid expenses and other current assets	74,747	22,367
Accounts payable	51,872	(212,790)
Accrued liabilities	(51,331)	(55,303)
Deferred revenue	(14,110)	10,778
Other liabilities	21,139	(357)
Net cash provided by operating activities	254,330	87,209

Cash flows from investing activities:
Restricted cash	113	—
Purchase of property and equipment	(76,587)	(59,349)
Net cash used in investing activities	(76,474)	(59,349)

Cash flows from financing activities:
Proceeds from sale of common stock	142,500	—
Proceeds from debt obligations	500,000	—
Repayment of debt obligations	(774,037)	(177,737)
Net cash used in financing activities	(131,537)	(177,737)
Net increase (decrease) in cash and cash equivalents	46,319	(149,877)
Cash and cash equivalents at the beginning of the period	167,738	445,656
Cash and cash equivalents at the end of the period	$214,057	$295,779

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and new Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of “Alpha Innotech Corp and subsidiary” (“Alpha Innotech Corp and subsidiary” or the “Company”) and its wholly owned subsidiaries.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

Management’s Plan - In the past, the Company has incurred substantial losses. For the three month period ended March 31, 2008, the Company incurred a loss from operations in the amount of $15,488 and a net loss in the amount of $2,057, and has a working capital deficiency and a shareholders’ deficit as of March 31, 2008. However, the Company has generated positive cash flows from operations for seven consecutive quarters since the three months ended September 30, 2006, and specifically generated positive cash flows from operations of $254,330 and $87,209 for the three months ended March 31, 2008 and March 31, 2007, respectively. Furthermore, since March 31, 2008 the Company has received cash through new loans from Agility Capital, LLC and Montage Capital, LLC in the amount of $1,500,000. As of March 31, 2008, the Company had paid down all but $50,000 of the $1,500,000 loan it received from Alexandria Finance LLC in 2005. The primary purpose of these new loans is to fund inventory and accounts receivable requirements driven by the Company's overall growth and expansion of sales channels in Asia, as well as to pay off certain corporate debts. As a result, management believes the Company has sufficient cash to fund operations in the near term.

Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management plans to manage expenses and operate using new borrowings from Agility Capital, LLC and Montage Capital, LLC and the existing line of credit. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of March 31, 2008 and 2007:
	Three Months Ended March 31,
	2008	2007
Shares issuable upon exercise of stock options	—	144,000
Shares issuable upon exercise of warrants	324,338	413,124
Denominator for basic and diluted calculations	324,338	557,124

Recent Accounting Pronouncements – In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

2.     Fair Value

The Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the consolidated balance sheet: property and equipment. The Company recorded no change to its opening balance of accumulated deficit as of January 1, 2008 as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

Fair Value Hierarchy - SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value - The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$214,057	$—	$—	$214,057
Restricted cash	50,000	—	—	50,000
Total assets	$264,057	$—	$—	$264,057

3.         Balance Sheet Component

    Accounts receivable consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Accounts receivable	$2,171,360	$2,367,989
Less allowance for sales returns	(95,030)	(133,291)
Less allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$2,071,330	$2,229,698

    Inventory consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Raw materials	$1,290,620	$896,935
Inventory in transit	1,205	155,681
Less allowance for excess and obsolete inventory	(44,365)	(46,531)
Inventory, net	$1,247,460	$1,006,085

    Property and equipment consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Machinery and equipment	$509,721	$435,617
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	1,139,497	1,160,053
Computers	349,447	358,443
Software	103,796	103,796
Total property and equipment	3,818,162	3,773,610
Less accumulated depreciation and amortization	(2,964,518)	(2,859,227)
Property and equipment, net	$853,644	$914,383

In 2002, the Company entered into a capital lease agreement for production equipment. As of March 31, 2008, property and equipment includes $4,756 of equipment under capital lease and $4,756 of accumulated amortization of assets under capital lease.

Accrued liabilities consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Payroll and related costs	$451,211	$455,641
Warranty	109,163	153,251
Audit and tax accrual	59,813	62,250
Finder’s fee	175,000	175,000
Consultant	11,600	1,792
Founders bonus	398,162	398,162
Other	73,580	83,764
Accrued liabilities	$1,278,529	$1,329,860

4.	Debt

Debt consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Alexandria Finance, LLC Term Loan	$50,000	$200,000
BFI Business Finance Line of Credit	1,078,213	1,206,968
ETP Venture Capital II LLC Convertible Note, net of debt discount	312,656	307,938
Total debt	1,440,869	1,714,906
Less current portion	(1,128,213)	(1,406,968)
Debt, net of current portion	$312,656	$307,938

BFI Business Finance Line of Credit - In March 2004, the Company established a line of credit with BFI Business Finance (“BFI”), in which the Company uses its accounts receivable as collateral and obtains advances from BFI up to 80% of the Company’s accounts receivable balance at the time of the borrowing, but with principal advances not to exceed $1 million. Effective October 26, 2007, BFI and the Company entered into a First Modification to Loan and Security Agreement ("Modification") raising the maximum amount of the line of credit to $1.5 million. The interest rate of the line of credit is variable, and bears interest at a rate of 3% over prime. The interest rate as of March 31, 2008 and March 31, 2007 was 8.36 % and 11.39%, respectively. Interest expense on the line of credit for the three months ended March 31, 2008 and March 31, 2007 was $46,690 and $39,482, respectively.

Alexandria Finance, LLC Term Loan - In connection with funding of operations and sales and marketing efforts of new products and new sales channel in April 2005, the Company executed a term loan in the amount of $1,500,000 payable to Alexandria Finance, LLC. The Company issued as warrant to Alexandria Equities, LLC to purchase an aggregate of 720,000 shares (pre-merger) of common stock with an exercise price of $0.20 per share (pre-merger) and issued a warrant to ETP Finance Corp. to purchase an aggregate of 180,000 shares (pre-merger) of common stock with an exercise price of $0.20 per share (pre-merger) in association with the term loan. The loan matures in April 2008 with principal payment of $50,000 per month, starting November 2005. The interest rate applicable to the term loan is 12.5%. Interest expense on the term loan for the three months ended March 31, 2008 and March 31, 2007 was $3,108 and $21,575, respectively.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”)(See Note 6, Common Stock). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. Interest expense accrued on the note for the three month ended March 31, 2008 and March 31, 2007 was $2,979 and $2,858. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Note is subordinate in right of payment to the Company's existing "Senior Debt", specifically (1) Loan and Security Agreement with BFI dated March 9, 2004; and (2) the Secured Promissory Note dated April 8, 2005 and related loan documents in favor of Alexandria Finance, LLC. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.5% of common stock of the Company.

5.	Share based compensation

The following table presents share-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options and restricted shares as follows:

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$4,058	$2,413
Sales and marketing	38,456	12,995
Research and development	17,038	6,642
General and administrative	60,200	32,672
Total share-based compensation	$119,752	$54,722

As of March 31, 2008, $737,746 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through February 2012. The weighted average term of the unrecognized stock-based compensation is 2.75 years. As of March 31, 2008, $344,491 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the three months ended March 31, 2008, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the three months ended March 31, 2008. During the three months ended March 31, 2008, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statements of Operations.

The following table summarizes the Company’s non-vested stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2008	790,306	$1.10
Granted	131,000	0.80
Vested	(136,476)	1.03
Non-vested stock outstanding at March 31, 2008	784,830	$1.07

Total fair value of non-vested shares is $836,756 for the three month ended March 31, 2008.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the three months ended March 31, 2008.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option Pricing Model as prescribed in SFAS No. 123 using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest	3.88%	4.74%
Expected life	10 Years	10 Years
Expected volatility	167.54%	93.98%
Expected dividend yield	—%	—%

The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life. The expected life was determined based on the options vesting period and exercise behavior of the employees. Expected volatility is based on historical volatility. The Company has not historically issued dividends and does not expect to in the future.

Activity under the Company’s stock plans for the three months ended March 31, 2008 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,333,714	$1.68
Grants	131,000	$0.80
Outstanding at March 31, 2008	1,464,714	$1.60	7.87	$—
Exercisable at March 31, 2008	679,884	$2.21	6.53	$—
Vested and options expected to vest at March 31, 2008	1,464,714	$1.60	7.87	$—

The aggregate intrinsic value is the total pretax intrinsic value (i.e, the difference between the Company’s closing stock price on the last trading day of its first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on March 31, 2008 was $0.80.

6.	Stock option plans

At March 31, 2008, the Company had five stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of March 31, 2008, a total of 2,335,102 shares of Alpha Innotech Corp.’s common stock were reserved for issuance under the plans. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

The combined activity for 2008 and 2007 under the above plans was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2007	1,052,339	880,821	$2.30	$2,028,639
Authorized under the evergreen provision of the 2006 Plan	494,570	—	—	—
Restricted shares issued	(530,000)	—	—	—
Granted	(425,500)	425,500	0.90	382,950
Cancelled	10,941	(10,941)	0.94	(10,317)
Expired	8,625	(8,625)	1.52	(13,144)
Balance at March 31, 2007	610,975	1,286,755	1.86	2,388,128
Granted	(275,300)	275,300	1.14	313,136
Cancelled	87,645	(87,645)	1.05	(91,677)
Expired	78,068	(140,696)	2.66	(374,750)
Balance at December 31, 2007	501,388	1,333,714	1.68	2,234,837
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	—	—
Granted	(131,000)	131,000	0.80	104,800
Balance at March 31, 2008	870,388	1,464,714	$1.60	$2,339,637

The following information summarizes stock options outstanding at March 31, 2008:

	Options Outstanding at March 31, 2008			Options Exercisable at March 31, 2008
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	131,000	9.91	$0.80	—	$0.80
$0.90	363,000	8.87	$0.90	98,310	$0.90
$0.95	40,000	8.58	$0.95	40,000	$0.95
$1.12	214,300	9.45	$1.12	—	$1.12
$1.20	60,000	9.22	$1.20	45,000	$1.20
$1.35	119,500	8.15	$1.35	55,280	$1.35
$1.40	16,425	2.40	$1.40	16,425	$1.40
$1.50	30,000	7.68	$1.50	30,000	$1.50
$1.53	200,000	8.02	$1.53	125,000	$1.53
$1.66	56,116	7.09	$1.66	35,661	$1.66
$1.92	3,372	6.81	$1.92	3,207	$1.92
$2.30	11,000	4.35	$2.30	11,000	$2.30
$2.62	72,635	4.28	$2.62	72,635	$2.62
$2.89	60,003	3.16	$2.89	60,003	$2.89
$3.70	49,500	4.06	$3.70	49,500	$3.70
$6.60	2,000	0.58	$6.60	2,000	$6.60
$7.00	6,000	3.22	$7.00	6,000	$7.00
$7.81	1,500	3.00	$7.81	1,500	$7.81
$9.38	200	1.80	$9.38	200	$9.38
$9.40	15,663	1.17	$9.40	15,663	$9.40
$10.00	6,000	2.36	$10.00	6,000	$10.00
$10.30	1,500	2.36	$10.30	1,500	$10.30
$11.56	4,500	0.17	$11.56	4,500	$11.56
$16.87	500	1.93	$16.87	500	$16.87
	1,464,714			679,884

The weighted average remaining contractual life of outstanding options at March 31, 2008 was 7.87 years. At March 31, 2008, there were 679,884 options exercisable with a weighted average exercise price of $2.21.

As of March 31, 2008, the Company had 619,530 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.0875 to $14.69 with a weighted average exercise price of $1.01 per share.  The weighted average remaining contractual life of these warrants at March 31, 2008 was 4.79 years. These warrants have expiration dates ranging from March 2009 to July 2016.

7.            Cash flow information

	Three- Months Ended March 31,
	2008	2007
Supplemental disclosures:
Cash paid for interest	$83,290	$82,452
Supplemental schedule of noncash financing activities:
Issuance of common stock	$70,000	$—
Issuance of restricted shares	$—	$5,300

8.            Subsequent events

On May 9, 2008, Alpha Innotech Corp. (the "Company") entered into the Loan Agreement (the “Loan Agreement”) with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, the “Lenders”).  In connection with the Loan Agreement, the Company also issued the Lenders warrants to purchase an aggregate of 281,250 shares of the Company’s common stock (the “Lenders Warrants”).  The number of shares of the Company’s common stock issuable upon exercise of the Lenders Warrants will be increased by a number that is equal to 7.5% of the balance outstanding on December 31, 2008 divided by the exercise price of the Lenders Warrants, and again by 7.5% of the outstanding balance on April 30, 2009 divided by the exercise price of the Lenders Warrants. The Company will use the proceeds from the loan for general corporate purposes, including working capital for inventory and accounts receivable, and to retire certain of its other outstanding debt obligations.

Under the Loan Agreement, the Company requested one advance of $1,500,000 from the Lenders which will bear interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”).  If any amount is outstanding under the Loan Agreement on December 31, 2008, the Company will pay the Lenders a fee of $7,500. If any amount is outstanding on May 7, 2009, the Company will pay an additional fee of $7,500. The Company may prepay the loan under the Loan Agreement in whole or in part at any time without penalty.  During the occurrence of an "Event of Default" under the Loan Agreement, the interest will increase to at a rate of 18% per year, the Company will have to pay an additional fee of $2,500 for every 15 days after the occurrence of the Event of Default, and the Lenders will be entitled to additional warrants to purchase shares of the Company’s common stock, as specified in the Lenders Warrants.  The Lenders Warrants are immediately exercisable until October 31, 2014 at the exercise price of $0.80 per share, as might be adjusted per the terms of the Lenders Warrants.

This loan is secured by all of the assets of the Company and is subordinate in right of payment to the Company's existing “Senior Debt" under the Loan and Security Agreement with BFI dated March 9, 2004, as amended.  As a condition to funding under the Loan Agreement, the outstanding balance under the Secured Promissory Note dated April 8, 2005 in favor of Alexandria  Finance,  LLC was repaid in full.  In addition, the balance under the outstanding note issued pursuant to the Securities Purchase Agreement between the Company and ETP/FBR Venture Capital II, LLC dated July 21, 2008 was partially prepaid in consideration for subordinating the remaining indebtedness by ETP/FBR Venture Capital II, LLC to the Lenders.   The Loan Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants.

BroadOak Partners, LLC (“BroadOak”) acted as a placement agent in connection with the Loan Agreement.  Per the terms of BroadOak engagement, the Company will issue to BroadOak a warrant to purchase 56,250 shares of the Company’s common stock on the terms similar to the terms of the Lenders Warrants (the “BroadOak Warrant”, and together with the Lenders Warrants, the “Warrants”) and pay $30,000 in cash.  William Snider, a director of the Company, is a managing partner of BroadOak.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions), which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include the factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

    Revenue Recognition - Our revenue is derived from the sale of digital imaging systems and other products, net of returns and allowances, and is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. All products are sold with a one year standard warranty agreement and we record an associated reserve for estimated warranty costs.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of March 31, 2008, our allowance for sales returns was $95,030 and our allowance for doubtful accounts was $5,000.

    Inventory - We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of March 31, 2008, our allowance for excess and obsolete inventory was $44,365.

Deferred Taxes Valuation Allowance - We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

Comparison of the Three Months Ended March 31, 2008 and 2007

    Revenues - Our revenues are primarily derived from sale of instruments, software, consumables, and service contracts. Revenues for the three months ended March 31, 2008 increased $121,207, or 3.4%, from $3,546,936 for the three months ended March 31, 2007, to $3,668,143 for the three months ended March 31, 2008. This growth in sales is attributable primarily to increased shipments to Asia.  The sales to GE Healthcare accounted for 17.8% as a percentage of revenues for the three months ended March 31, 2008 compared to 24.1% as a percentage of revenues for the three months ended March 31, 2007.

Revenues outside of the United States represented 50.3% of our total revenues for the three months ended March 31, 2008 compared to 46.2% of our total revenues for the three months ended March 31, 2007.

    Cost of Goods Sold - Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the three months ended March 31, 2008 decreased $18,524 or 1.2%, to $1,556,793 from $1,575,317 for the three months ended March 31, 2007 due primarily to a reduction in warranty reserve offset by a small increase in manufacturing overhead expenses related to payroll and travel expense.

    Gross Profit - Gross profit for the three months ended March 31, 2008 increased $139,731 or 7.1% to $2,111,350 from $1,971,619 for the three months ended March 31, 2007. The gross profit as a percentage of revenues increased from 55.6% for the three months ended March 31, 2007 to 57.6% for the three months ended March 31, 2008 due primarily an reduction in warranty reserve which impacted our cost of goods sold and also a reduction in our sales return allowance based on lower experience levels.

    Sales and Marketing Expenses - Sales and marketing expenses for the three months ended March 31, 2008 increased $130,152 or 12.3%, to $1,184,721 from $1,054,569 for the three months ended March 31, 2007. Sales and marketing expenses as a percentage of revenues increased from 29.7% for the three months ended March 31, 2007 to 32.3% for the three months ended March 31, 2008. Expenses increased primarily due to increased headcount and facilities allocation to an expanded technical support department and travel expenses and support costs in international sales. Expenses related to domestic sales actually decreased; increases in salary, stock based compensation and travel expenses for our direct sales force were more than offset by decreased manufacturers’ representative commissions. Non-recurring search and recruiting expenses and relocation costs incurred in 2007 also contributed to the decrease in domestic sales expenses in 2008.

    Research and Development Expenses - Research and development expenses for the three months ended March 31, 2008 increased $71,781 or 23.7%, to $375,275 from $303,494 for the three months ended March 31, 2007. Research and development expenses as a percentage of revenues increased from 8.6% for the three months ended March 31, 2007 to 10.2% for the three months ended March 31, 2008. The increase in research and development spending resulted primarily from increased purchase of parts, engineering costs and software development costs related to new products, including the red™ personal imaging system and AlphaView™ Pro software. An increase in payroll from merit increases and increased stock based compensation was partially offset by a decrease in management bonuses.

    General and Administrative Expenses - General and administrative expenses for the three months ended March 31, 2008 increased $34,844 or 6.5%, to $566,842 from $531,998 for the three months ended March 31, 2007. The increase resulted primarily from increased consulting, legal and audit expenses related to Sarbanes Oxley Act compliance and other corporate matters. Travel expense also increased. Increased payroll related to merit increases and increased stock based compensation were more than offset by a decrease in severance paid to Company founders and decreased management bonuses. The general and administrative expenses as a percentage of revenues increased from 15.0% for the three months ended March 31, 2007 to 15.5% for the three months ended March 31, 2008.

    Other Income (Expense) - Interest expense for the three months ended March 31, 2008 was $83,290 as compared to $82,452 for the three months ended March 31, 2007. There was a decline in the outstanding balance owed on a term note which resulted is lower interest expense.  This was offset by higher renewals fees related to the BFI line of credit due to an increased line of credit of $1.5 million established in October, 2007 versus $1.0 million line of credit available prior to October, 2007. There was also an additional origination fees related to two short term notes from BFI which incurred during the three months ended March 31, 2008. The Company also received $100,000 from the sale of certain patents.

    Liquidity and Capital Resources

    From inception through March 31, 2008, Alpha CA has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha CA received an additional $2,033,000 in cash. As described below, the Company also raised a total of $375,000 from the sale of convertible notes and $142,500 in proceeds from the sale of restricted stock. As of March 31, 2008, we had $214,057 in cash and a working capital deficit.

At March 31, 2008, we had the following capital resources available:

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

▪
Loan From Alexandria - On April 8, 2005, Alpha CA secured a loan in the amount of $1,500,000. The loan bears interest at the rate of 12.5% per annum and the outstanding principal amount of the loan is due and payable in 30 equal monthly installments of $50,000 per month beginning on November 1, 2005. As of March 31, 2008, $1,450,000 of the principal had been repaid, leaving $50,000 still owing. The obligations under the loan are secured by a second priority lien and security interest in substantially all our assets.

▪
BFI Business Finance Line of Credit – On March 9, 2004, Alpha CA established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of October, 2007, the line of credit was increased to $1.5 million.  As of March 31, 2008, the Company had drawn $1,078,000 leaving $422,000 available to draw. The interest rate is variable. As of March 31, 2008, the interest rate was 8.36 % and the outstanding balance was subject to a 0.50% per month administrative fee.

Net cash provided by operating activities was $254,330 and $87,209 for the three months ending March 31, 2008 and March 31, 2007, respectively.  During the three months ended March 31, 2008, the cash provided by operating activities was primarily due to a negative change in working capital of $39,737 offset by a net income of $214,593 net of adjusted non cash expenses.  During the three months ended March 31, 2007, the cash provided by operating activities was primarily due to a positive change in working capital of $134,478 offset by a net income of $221,687 net of adjusted non cash expenses.  The non cash expense items included depreciation and amortization expense of $143,889 and imputed cost of stock based compensation of $54,722.

Net cash used in investing activities was $76,474 and $59,349 for the three months ending March 31, 2008 and March 31, 2007, respectively. Cash was used to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to our customers.

Net cash used in financing activities was $131,537 and $177,737, for the three months ending March 31, 2008 and March 31, 2007, respectively. In the three months ending March 31, 2008, two short term notes in favor of BFI were issued and repaid in the amount of $500,000, and $150,000 was used to repay Alexandria term and $ 124,037 BFI line of credit debt obligations. In the three months ended March 31, 2008, we sold common stock for a total of $212,500 and received proceeds of $142,500 and cancelled $70,000 of accounts payable. In the three months ending March 31, 2007, $177,737 was used to repay debt obligations.

    On May 9, 2008, the Company borrowed an additional $1,500,000, from Agility Capital, LLC and Montage Capital, LLC, as further described in Note 8 to the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have not yet been fully remediated. In light of these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting.

The material weaknesses identified and discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although not yet complete, during the quarter ended March 31, 2008, we continued the following actions to remediate the material weaknesses we identified to be present as of December 31, 2007:

•	We posted the whistleblower policy on our website.

•	We continue to work with our external auditors and attorneys regarding new accounting principles and changes to SEC disclosure requirements.

•
We conducted a review of existing signoff and review procedures as well as document control protocols for critical accounting spreadsheets.  We also increased management’s review of key financial documents and records.

•
We made our information technology group the primary system administrator for our accounting system and restricted access to specific modules of the accounting system on a need-to-use and/or read-only basis.

PART II.                      OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, item 1A “Risk Factor” in our Annual Report on Form 10-KSB for our fiscal year ended December 31,2007. The risks discussed in our Annual Report on form 10-KSB could materially affect our business, financial condition and future result. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risk and uncertainties not currently known to us that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008 the Company granted 104,780 shares of restricted stock to each of Haseeb Chaudhry and Darryl Ray (together, the "Founders") pursuant to the Founders Bonus Plan effective April 6, 2005 which provides for payment of bonuses to each of Haseeb Chaudhry and Darryl Ray based on achievement of revenue milestones by the Company for fiscal years 2005, 2006 and 2007.

Item 3. Defaults Upon Senior Securities

Not applicable to the three months ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable to the three months ended March 31, 2008.

Item 5. Other Information

Not applicable to the three months ended March 31, 2008.

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

Date: May 15, 2008	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

S-1