Form 10-Q
period 2008-06-30
ALPHA INNOTECH CORP
filed 2008-08-14
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14257

Alpha Innotech Corp.
(Exact name of Registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced St., San Leandro, CA 94577	(510) 483-9620
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code )

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

As of August 8, 2008, there were 10,922,136 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Alpha Innotech Corp.
Quarter Ended June 30, 2008

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

 Item 1.    Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$749,260	$167,738
Restricted cash	50,000	50,113
Accounts receivable, net	2,330,810	2,229,698
Inventory, net	1,136,411	1,006,085
Prepaid expenses and other current assets	165,514	218,780
Total current assets	4,431,995	3,672,414
Property and equipment, net	883,972	914,383
Loan fees, net	109,476	—
Other assets	90,232	90,232
Total assets	$5,515,675	$4,677,029
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,452,556	$1,785,909
Accrued liabilities	848,926	1,329,860
Current portion of debt	2,246,731	1,406,968
Deferred revenue	1,092,706	1,027,006
Other liabilities	246,994	265,526
Total current liabilities	5,887,913	5,815,269
Debt, net of current portion	147,876	307,938
Commitments and contingencies	—	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,922,136 and 10,462,576 shares issued and outstanding	109,222	104,626
Additional paid in capital	18,392,988	17,492,662
Accumulated deficit	(19,014,256)	(19,035,398)
Treasury Stock	(8,068)	(8,068)
Total shareholders’ deficit	(520,114)	(1,446,178)
Total liabilities and shareholders’ deficit	$5,515,675	$4,677,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$4,243,667	$3,611,820	$7,911,810	$7,158,756
Cost of goods sold	1,857,435	1,619,770	3,414,228	3,195,087
Gross profit	2,386,232	1,992,050	4,497,582	3,963,669
Operating costs and expenses:
Sales and marketing	1,312,771	1,162,826	2,497,492	2,217,395
Research and development	272,802	343,996	648,077	647,490
General and administrative	603,583	753,297	1,170,425	1,285,295
Total operating costs and expenses	2,189,156	2,260,119	4,315,994	4,150,180
Income (loss) from operations	197,076	(268,069)	181,588	(186,511)
Other income (expense):
Interest expense	(174,796)	(66,693)	(258,086)	(149,145)
Sale of patents	—	—	100,000	—
Other income (expense), net	919	(2,635)	(2,360)	(2,406)
Total other income (expense)	(173,877)	(69,328)	(160,446)	(151,551)
Net income (loss)	$23,199	$(337,397)	$21,142	$(338,062)
Net income (loss) per share - basic	$0.00	$(0.03)	$0.00	$(0.03)
Net income (loss) per share - diluted	$0.00	$(0.03)	$0.00	$(0.03)
Weighted average shares outstanding - basic	10,873,776	10,421,393	10,694,275	10,289,625
Weighted average shares outstanding - diluted	11,281,197	10,424,393	10,892,986	10,289,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flow from operating activities
Net income (loss)	$21,142	$(338,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	245,020	275,345
Allowance for sales returns and doubtful accounts	(37,099)	(6,013)
Provision for inventory	(4,236)	15,482
Provision for demo equipment	(45,000)	(8,175)
Amortization of loan fees	13,684	----
Accretion of debt discount to interest expense	68,592	9,435
Stock based compensation	256,826	149,807
Stock and warrants issued in lieu of payment	8,988	—
Change in operating assets and liabilities:
Accounts receivables	(64,013)	114,894
Inventory	(126,090)	(173,245)
Prepaid expenses and other current assets	53,266	79,334
Loan fees	(80,000)	----
Accounts payable	(333,353)	153,828
Accrued liabilities	(243,286)	147,380
Deferred revenue	65,700	15,788
Other liabilities	(18,532)	(4,898)
Net cash provided by (used in) operating activities	(218,391)	430,900
Cash flows from investing activities:
Restricted cash	113	—
Purchase of property and equipment	(169,609)	(184,428)
Net cash used in investing activities	(169,496)	(184,428)
Cash flows from financing activities:
Proceeds from exercise of options	142,500	—
Proceeds from debt obligations	1,500,000	7,128
Repayment of debt obligations	(673,091)	(300,000)
Net cash provided by (used in) financing activities	969,409	(292,872)
Net increase (decrease) in cash and cash equivalents	581,522	(46,400)
Cash and cash equivalents at the beginning of the period	167,738	445,656
Cash and cash equivalents at the end of the period	$749,260	$399,256

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and new Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Alpha Innotech Corp. and its wholly owned subsidiary (“Alpha Innotech Corp and subsidiary” or the “Company”).  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

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

Management’s Plan - Through 2007, the Company incurred substantial losses and has a working capital deficiency and a shareholders’ deficit as of June 30, 2008. However, the Company had net income of $21,142 for the six month period ended June 30, 2008. Furthermore, on May 9, 2008 the Company received cash through new loans from Agility Capital, LLC and Montage Capital, LLC in the aggregate amount of $1,500,000. As the primary purpose of these new loans was to fund inventory and accounts receivables requirements driven by the Company’s overall growth and expansion of sales channels in Asia, as well as to pay off certain corporate debts, the Company used $222,075 cash in operating activities for the six month period ended June 30, 2008. Following these planned expenditures, the Company still had $749,260 in cash and cash equivalents as of June 30, 2008, and as a result, management believes the Company has sufficient cash to fund operations in the near term.

While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required. Additional working capital would likely be needed to expand our operations in Asia. If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses through 2007, and has a working capital deficiency and a shareholders' deficit as of June 30, 2008. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management plans to manage expenses and operate using new borrowings from Agility Capital, LLC and Montage Capital, LLC and the existing line of credit. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares issuable upon exercise of stock options	930,464	209,140	930,464	209,140
Shares issuable upon exercise of warrants	264,047	432,391	264,047	432,391
Denominator for basic and diluted calculations	1,194,511	641,531	1,194,511	641,531

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

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of SFAS No. 157 did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including and amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in the FSP. Early application of the FSP is prohibited. The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on our consolidated financial statements.

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

    The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$749,260	$—	$—	$749,260
Restricted cash	50,000	—	—	50,000
Total assets	$799,260	$—	$—	$799,260

3.         Balance Sheet Components

    Accounts receivable consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Accounts receivable	$2,432,002	$2,367,989
Less allowance for sales returns	(96,192)	(133,291)
Less allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$2,330,810	$2,229,698

    Inventory consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Raw materials	$1,158,719	$896,935
Inventory in transit	19,987	155,681
Less allowance for excess and obsolete inventory	(42,295)	(46,531)
Inventory, net	$1,136,411	$1,006,085

    Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Machinery and equipment	$521,587	$435,617
Furniture and fixtures	208,201	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	1,200,435	1,160,053
Computers	353,281	358,443
Software	103,796	103,796
Total property and equipment	3,894,800	3,773,610
Less accumulated depreciation and amortization	(3,010,828)	(2,859,227)
Property and equipment, net	$883,972	$914,383

    Loan fees consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Loan fees	$123,160	$—
Less accumulated amortization	(13,684)	—
Loan fees, net	$109,476	$—

Accrued liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Payroll and related costs	$401,518	$455,641
Warranty	96,600	153,251
Audit and tax accrual	87,375	62,250
Finder’s fee	175,000	175,000
Consultant	2,320	1,792
Founders bonus	—	398,162
Other	86,113	83,764
Accrued liabilities	$848,926	$1,329,860

4.        Debt

    Debt consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Agility Capital LLC and Montage Capital LLC term loan	$1,267,853	$—
Alexandria Finance, LLC Term Loan	—	200,000
BFI Business Finance Line of Credit	978,877	1,206,968
ETP Venture Capital II LLC Convertible Note, net of debt discount	147,877	307,938
Total debt	2,394,607	1,714,906
Less current portion	(2,246,731)	(1,406,968)
Debt, net of current portion	$147,876	$307,938

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

Alexandria Finance, LLC Term Loan - In connection with funding of operations and sales and marketing efforts of new products and new sales channel in April 2005, the Company executed a term loan in the amount of $1,500,000 payable to Alexandria Finance, LLC. The Company issued a warrant to Alexandria Equities, LLC to purchase an aggregate of 720,000 shares (pre-merger) of common stock with an exercise price of $0.20 per share (pre-merger) and issued a warrant to ETP Finance Corp. to purchase an aggregate of 180,000 shares (pre-merger) of common stock with an exercise price of $0.20 per share (pre-merger) in association with the term loan. The loan was repaid in full in May 2008.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”)(See Note 6, Common Stock). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Note is subordinate in right of payment to the Company's existing "Senior Debt", specifically (1) Loan and Security Agreement with BFI dated March 9, 2004; and (2) the Loan Agreement dated as of May 9, 2008 and related loan documents in favor of Agility Capital LLC and Montage Capital LLC. The Warrant is exercisable at the price of $1.20 per share. On May 9, 2008 the Company repaid $200,000 of the principal leaving $175,000 in principal outstanding. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.5% of common stock of the Company.

Montage Capital LLC/Agility Capital LLC Term Loan - On May 9, 2008,  the Company entered into a loan agreement (“Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, the “Lenders”). Under the Loan Agreement, the Company requested one advance of $1,500,000 from the Lenders which will bear interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). The Company will use the proceeds from the loan for general corporate purposes. The loan is secured by all of the assets of the Company and is subordinate in right of payment to the Company’s existing “Senior Debt” under the Loan and Security Agreement with BFI dated March 9, 2004, as amended. As a condition to funding under the Loan Agreement, the outstanding balance under the Secured Promissory Note dated April 8, 2005 in favor of Alexandria Finance, LLC was repaid in full. In addition, the balance under the outstanding note issued pursuant to the Securities Purchase Agreement between the Company and ETP/FBR Venture Capital II, LLC dated July 21, 2008 was partially prepaid in consideration for subordinating the remaining indebtedness by ETP/FBR Venture Capital II, LLC to the Lenders. The Loan Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants.

In connection with the Loan Agreement, the Company also issued the Lenders warrants to purchase an aggregate of 281,250 shares of the Company’s common stock (the “Lenders Warrants”). The warrants are immediately exercisable at a per-share price of $0.80 and expire in October 2014. The Company determined the fair market value of the warrants to be $215,800 using the Black-Scholes valuation model and the following assumptions: a risk-free interest rate of 3.33%; no dividend yield; expected volatility of 157%; and an expected life of six and one-half years (which is the contractual life). This amount was recorded as a loan discount and is being amortized into interest expense over the life of the loan and amounted to $28,653 for the three months and six months ended June 30, 2008.

The number of shares of the Company’s common stock issuable upon exercise of the Lenders Warrants will be increased by a number that is equal to 7.5% of the balance outstanding on December 31, 2008 divided by the exercise price of the Lenders Warrants, and again by 7.5% of the outstanding balance on April 30, 2009 divided by the exercise price of the Lenders Warrants.

If any amount is outstanding under the Loan Agreement on December 31, 2008, the Company will pay the Lenders a fee of $7,500. If any amount is outstanding on May 7, 2009, the Company will pay an additional fee of $7,500. The Company may prepay the loan under the Loan Agreement in whole or in part at any time without penalty. During the occurrence of an “Event of Default” under the Loan Agreement, the interest will increase to a rate of 18% per year, the Company will have to pay an additional fee of $2,500 for every 15 days after the occurrence of the Event of Default, and the Lenders will be entitled to additional warrants to purchase shares of the Company’s common stock, as specified in the Lenders Warrants. The Lenders Warrants are immediately exercisable until October 31, 2014 at the exercise price of $0.80 per share, as might be adjusted per the terms of the Lenders Warrants.

BroadOak Partners, LLC (“BroadOak”) acted as a placement agent in connection with the Loan Agreement. In May 2008, per the terms of BroadOak engagement, the Company issued to BroadOak a warrant to purchase 56,250 shares of the Company’s common stock. The warrant is immediately exercisable at a per-share price of $0.80 and expires in October 2014. The Company determined the fair market value of the warrant to be $43,160 using the Black-Scholes valuation model and the following assumptions: a risk-free interest rate of 3.33%; no dividend yield; expected volatility of 157%; and an expected life of six and one-half years (which is the contractual life). This amount of $43,160 was recorded as loan fees along with $80,000 that the Company paid in cash to BroadOak for a total of $123,160 in loan fees. The loan fees are being amortized over the life of the loan and amounted to $13,684 for the three months and six months ended June 30, 2008 and are included in general and administrative expenses. William Snider, a director of the Company, is a managing partner of BroadOak.

The Warrants have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. In the event the Company enters into a registration rights agreement, the shares issuable upon exercise of the Warrants will be included in such agreement as registrable securities.

5.         Share based compensation

The following table presents share-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options and restricted shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of Goods Sold	$4,156	$2,688	$8,213	$5,101
Sales and marketing	38,598	28,447	77,055	41,442
Research and development	17,036	13,242	34,073	19,884
General and administrative	77,284	50,708	137,485	83,380
Total share-based compensation	$137,074	$95,085	$256,826	$149,807

As of June 30, 2008, $879,682 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through June 2012. The weighted average term of the unrecognized stock-based compensation is 1.86 years. As of June 30, 2008, $264,993 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the six months ended June 30, 2008, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the six months ended June 30, 2008. During the six months ended June 30, 2008, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statements of Operations.

The following table summarizes the Company’s non-vested stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2008	790,306	$1.10
Granted	461,000	$0.93
Vested	(221,105)	$1.05
Cancelled	(344)	$0.90
Non-vested stock outstanding at June 30, 2008	1,029,857	$1.04

Total fair value of non-vested shares is $1,068,974 for the six months ended June 30 2008.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the six months ended June 30, 2008.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option Pricing Model as prescribed in SFAS No. 123 using the following assumptions:
	Six Months Ended June 30,
	2008	2007
Risk-free interest	4.08%	4.76%
Expected life	10 Years	10 Years
Expected volatility	121.63%	157.91%
Expected dividend yield	—%	—%

The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life. The expected life was determined based on the options vesting period and exercise behavior of the employees. Expected volatility is based on historical volatility. The Company has not historically issued any dividends and does not expect to in the future.

Activity under the Company’s stock plans for the six months ended June 30, 2008 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,333,714	$1.68
Grants	461,000	$0.93
Cancelled	(344)	$0.90
Expired	(250)	$1.35
Outstanding at June 30, 2008	1,794,120	$1.48	8.00	$54,302
Exercisable at June 30, 2008	764,263	$2.09	6.56	$15,799
Vested and expected to vest at June 30, 2008	1,795,120	$1.48	8.00	$54,302

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on June 30, 2008 was $0.98.

6.        Stock option plans

At June 30, 2008, the Company had five stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of June 30, 2008, a total of 2,335,102 shares of Alpha Innotech Corp.’s common stock were reserved for issuance under the plans. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.
The combined activity for 2008 and 2007 under the above plans was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2007	1,052,339	880,821	$2.30	$2,028,639
Authorized under the evergreen provision of the 2006 Plan	494,570	—	$—	—
Restricted shares issued	(530,000)	—	$—	—
Granted	(700,800)	700,850	$0.99	696,086
Cancelled	98,586	(98,586)	$1.03	(101,994)
Expired	86,693	(149,321)	$2.60	(387,894)
Balance at December 31, 2007	501,388	1,333,714	$1.68	2,234,837
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	$—	—
Granted	(461,000)	461,000	$0.93	428,200
Cancelled	344	(344)	$0.90	(310)
Expired	250	(250)	$1.35	(338)
Balance at June 30, 2008	540,982	1,794,120	$1.48	$2,662,389

The following information summarizes stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.80 - 0.90	493,656	8.9	$0.87	145,993	8.8	$0.88
$0.95 - 0.98	370,000	9.8	$0.98	40,000	8.3	$0.95
$1.12 - 1.35	393,550	8.8	$1.20	122,738	8.4	$1.28
$1.40 - 1.53	246,425	7.4	$1.52	183,925	7.2	$1.51
$1.66 - 16.87	290,489	4.0	$3.52	271,607	3.8	$3.65
Totals	1,794,120	8.0	$3.91	764,263	6.5	$1.80

The weighted average remaining contractual life of outstanding options at June 30, 2008 was 8.0 years. At June 30, 2008, there were 764,263 options exercisable with a weighted average exercise price of $1.80.

As of June 30, 2008, the Company had 891,580 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.80 to $14.69 with a weighted average exercise price of $0.95 per share.  The weighted average remaining contractual life of these warrants at June 30, 2008 was 5.22 years. These warrants have expiration dates ranging from March 2009 to July 2016.

7.         Cash flow information

	Six Months Ended June 30,
	2008	2007
Supplemental disclosures:
Cash paid for interest	$201,420	$149,145
Supplemental schedule of noncash financing activities:
Issuance of common stock	$237,648	$—
Issuance of restricted shares	$—	$5,300
Issuance of warrants	$258,960	$—

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of June 30, 2008, our allowance for sales returns was $96,192 and our allowance for doubtful accounts was $5,000.

    Inventory - We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of June 30, 2008, our allowance for excess and obsolete inventory was $42,295.

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

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $4,243,667 and $3,611,820 for the three-month periods ended June 30, 2008 and 2007, respectively, representing an increase of $631,847 or 17%. Total revenues were $7,911,810 and $7,158,756 for the six-month periods ended June 30, 2008 and 2007, respectively, an increase of $753,054 or 11%. These increases were primarily due to increased sales of Company branded products, including the FluorChem® imaging system and the red™ personal imager. The increases were offset in part by lower sales under our OEM agreement with GE Healthcare.

For the three- and six- month periods ended June 30, 2008, revenues outside of the United States represented 55% and 53%, respectively, of our total revenues compared to 53% and 50% of our total revenues for the three- and six- month periods ended June 30, 2007. The increase was primarily due to increased sales of Company branded products in Europe and Asia, offset in part by decreased sales under our OEM agreement with GE Healthcare.

Sales to GE Healthcare accounted for 18% of revenues for the three months ended June 30, 2008 compared to 17% of revenues for the three months ended June 30, 2007. For the six months ended June 30, 2008 sales to GE Healthcare accounted for 18% of revenues compared to 21% of revenues for the six months ended June 30, 2007.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold were $1,857,435 and $1,619,770 for the three-month periods ended June 30, 2008 and 2007, respectively, representing an increase of $237,665 or 15%. Cost of goods sold was $3,414,228 and $3,195,087 for the six month periods ended June 30, 2008 and 2007, respectively, representing an increase of $219,141 or 7%. Cost of goods sold increased primarily due to increased shipments, offset in part by an evolution of our product mix towards more complex products which have higher margins.

Gross Profit

Gross profit was $2,386,232 and $1,992,050 for the three-month periods ended June 30, 2008 and 2007, respectively, representing an increase of $394,182 or 20%. The gross profit was $4,497,582 and $3,963,669 for the six-month periods ended June 30, 2008 and 2007, respectively, representing an increase of $533,913 or 13%. The gross profit as a percentage of revenues increased to 56% from 55% for the three-month periods ended June 30, 2008 and 2007, respectively. The gross profit as a percentage of revenues improved to 57% from 55% for the six- months ended June 30, 2008 and 2007, respectively. These improvements in gross profit are attributable primarily to to the beginning of a transition in product mix towards more complex products which have a higher gross profit.

Sales and Marketing Expenses

Sales and marketing expenses were $1,312,771 and $1,162,826 for the three month periods ended June 30, 2008 and 2007, respectively, representing an increase of $149,945 or 13%. Sales and marketing expenses were $2,497,492 and $2,217,395 for the six month periods ended June 30, 2008 and 2007, respectively, representing an increase of $280,097 or 13%. These increases in sales and marketing expenses were primarily due to increased international commissions on higher sales, increased wages and related cost of international sales staff, and increased international travel and entertainment expenses. Domestic wages and related costs increased as we moved to a direct sales force, but these increases were more than offset by decreases in commissions paid to manufacturer’s representatives and a decline in recruiting fees and relocations costs. Sales and marketing expenses as a percentage of revenues decreased from 32% for the three month period ended June 30, 2007 to 31% for the three month period ended June 30, 2008. Sales and marketing expenses as a percentage of revenues increased from 31% for the six- month period ended June 30, 2007 to 32% for the six month period ended June 30, 2008. We anticipate sales and marketing expenses to increase as sales increase but to remain constant or decrease as a percent of sales.

Research and Development Expenses

Research and development expenses were $272,802 and $343,996 for the three month periods ended June 30, 2008 and 2007, respectively, representing a decrease of $71,194 or 21%. These decreases in research and development spending resulted primarily from decreased purchases of materials for new product development Research and development expenses were $648,077 and $647,490 for the six month periods ended June 30, 2008 and 2007, respectively, representing an increase of $587 or less than 1%. These increases resulted primarily from increased payments to outside developers and increased wages and stock based compensation, offset in part by a decrease in bonus accruals. Research and development expenses as a percentage of revenues decreased from 10% for the three month period ended June 30, 2007 to 6% for the three month period ended June 30, 2008. Research and development expenses as a percentage of revenues decreased from 9% for the six- month period ended June 30, 2007 to 8% for the six month period ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses were $603,583 and $753,297 for the three month periods ended June 30, 2008 and 2007, respectively, representing a decrease of $149,714 or 20%. General and administrative expenses were $1,170,425 and $1,285,295 for the six month period ended June 30, 2008 and 2007, respectively, representing a decrease of $114,870 or 9%. These decreases resulted primarily from a decrease in the Founders Bonus, which was accrued last year, offset in part by  recruiting fees to place our corporate controller, and increased stock based compensation. The general and administrative expenses as a percentage of revenues decreased from 21% for the three-month period ended June 30, 2007 to 14% for the three-month period ended June 30,2008. The general and administrative expenses as a percentage of revenues decreased from 18% for the six-month period ended June 30, 2007 to 15% for the six-month period ended June 30, 2008.

Other Income (Expense)

Interest expenses were $174,796 and $66,693 for the three-month periods ended June 30, 2008 and 2007, respectively, representing an increase of $108,103 or 162%. Interest expenses were $258,086 and  $149,145 for the six month periods ended June 30, 2008 and 2007, respectively, representing an increase of $108,941 or 73%. The increased expenses were attributable primarily to interest paid and warrant amortization in connection with new debt facility from Agility Capital LLC and Montage Capital LLC.

Liquidity and Capital Resources

From inception through June 30, 2008, Alpha Innotech Corporation has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha Innotech Corporation received an additional $2,033,000 in cash. As described below, the Company also raised a total of $375,000 from the sale of convertible notes and $142,500 in proceeds from the sale of restricted stock. As of June 30, 2008, we had $749,260 in cash and a working capital deficit.

At June 30, 2008, we had the following capital resources available:

▪
ETP/FBR Venture Capital II, L.L.C. Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement between the Company and ETP/FBR Venture Capital II, L.L.C., the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of June 30, 2008, $200,000 of the principal amount of the note had been repaid.

▪
BFI Business Finance Line of Credit – On March 9, 2004, Alpha Innotech Corporation established a line of credit in the maximum amount of $1 million with BFI Business Finance (“BFI”). As of October, 2007, the line of credit was increased to $1.5 million.  As of June 30, 2008, the Company had drawn $978,877 leaving $521,123 available to draw. The interest rate is variable. As of June 30, 2008, the interest rate was 8.25% and the outstanding balance was subject to a 0.50% per month administrative fee.

▪
Loans from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  the Company entered into a loan agreement (“Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, the “Lenders”). Under the Loan Agreement, the Company requested one advance of $1,500,000 from the Lenders which will bear interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”).

    Operating activities used $218,391 cash in the six month period ending June 30, 2008 compared to $430,900 cash provided in the six month period ending June 30, 2007.  During the current year, accounts payable, accrued liabilities, deferred revenue, and other liabilities used $529,471.  Additionally, inventory, accounts receivable, loan fees and other current assets used $216,837.   Net income for the six months ended June 30, 2008 and non-cash adjustments provided $527,917.  During the six month period ending June 30, 2007, accounts payable, accrued liabilities, deferred revenue, and other liabilities provided $312,098.  Also, inventory, accounts receivable and other current assets provided $20,983.  Net loss net of non-cash adjustments provided $97,819.

Cash used in investing activities was $169,496 and $184,428 for the six- month periods ending June 30, 2008 and 2007, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Net cash provided by (used in) financing activities was $969,409 and $(292,872) for the six month periods ending June 30, 2008 and 2007, respectively. In the six month period ending June 30, 2008, we borrowed a total of $1,500,000 from Agility Capital LLC and Montage Capital LLC, repaid a total of $673,091 on outstanding loans including ending our term loan with Alexandria, and received $142,500 from the exercise of options. In the six month period ending June 30, 2007, we repaid $300,000 on the term loan from Alexandria, and borrowed an additional $7,128 under the BFI line of credit.

While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required. Additional working capital would likely be needed to expand our operations in Asia. If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Control Over Financial Reporting. The material weaknesses identified and discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although not yet complete, during the quarter ended June 30, 2008, we continued the following actions to remediate the material weaknesses we identified to be present as of December 31, 2007:

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

PART II.                      OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no material pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, item 1A “Risk Factor” in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007. The risks discussed in our Annual Report on form 10-KSB could materially affect our business, financial condition and future result. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risk and uncertainties not currently known to us that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008 the Company granted 104,780 shares of restricted stock to each of Haseeb Chaudhry and Darryl Ray (together, the “Founders”) in consideration for past services pursuant to the Founders Bonus Plan effective April 6, 2005 which provides for payment of bonuses to each of Haseeb Chaudhry and Darryl Ray based on achievement of revenue milestones by the Company for fiscal years 2005, 2006 and 2007. The shares were offered pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. The two purchasers were "accredited investors" as such term is defined in Regulation D. A legend was placed on each stock certificate that the shares have not been registered and are restricted from resale.

Item 3.    Defaults Upon Senior Securities

Not applicable to the three months ended June 30, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders was held at the Company’s headquarters on June 17, 2008.
Results of the shareholder votes are summarized below.

Election of Directors:

Name	In Favor	Withheld
William Snider	5,379,265	31,502
Haseeb Chaudhry	5,377,815	32,952
Michael D. Bick, Ph.D.	5,374,925	35,842
James H. Chamberlain	5,368,185	42,582
Ronald H. Bissinger	5,378,085	32,682
Joseph D Keegan, Ph.D.	5,372,785	37,982
Gus E. Davis	5,372,785	37,982

Appointment of Rowbotham & Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008:

In Favor	Opposed	Abstain	Broker Non-Votes
5,388,236	5,094	17,437	0

Item 5.    Other Information

Not applicable to the three months ended June 30, 2008.

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

S-1