Form 10-Q
period 2008-09-30
ALPHA INNOTECH CORP
filed 2008-11-14
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 12, 2008, there were 10,922,136 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Alpha Innotech Corp.
Quarter Ended September 30, 2008

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$503,183	$167,738
Restricted cash	50,000	50,113
Accounts receivable, net	3,343,194	2,229,698
Inventory, net	1,421,717	1,006,085
Prepaid expenses and other current assets	177,927	218,780
Total current assets	5,496,021	3,672,414
Property and equipment, net	900,686	914,383
Loan fees, net	148,282	—
Other assets	90,232	90,232
Total assets	$6,635,221	$4,677,029
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,755,578	$1,785,909
Accrued liabilities	976,492	1,329,860
Current portion of debt	2,099,813	1,406,968
Deferred revenue	1,031,236	1,027,006
Other liabilities	193,074	265,526
Total current liabilities	6,056,193	5,815,269
Debt, net of current portion	930,076	307,938
Commitments and contingencies	—	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,922,136 and 10,462,576 shares issued and outstanding	109,222	104,626
Additional paid in capital	18,540,195	17,492,662
Accumulated deficit	(18,992,397)	(19,035,398)
Treasury stock	(8,068)	(8,068)
Total shareholders’ deficit	(351,048)	(1,446,178)
Total liabilities and shareholders’ deficit	$6,635,221	$4,677,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$4,870,150	$3,680,160	$12,781,960	$10,838,916
Cost of goods sold	2,369,521	1,690,139	5,783,749	4,885,226
Gross profit	2,500,629	1,990,021	6,998,211	5,953,690
Operating costs and expenses:
Sales and marketing	1,305,807	1,299,011	3,803,299	3,516,406
Research and development	348,602	298,820	996,679	946,310
General and administrative	677,529	604,475	1,847,954	1,889,770
Total operating costs and expenses	2,331,938	2,202,306	6,647,932	6,352,486
Income (loss) from operations	168,691	(212,285)	350,279	(398,796)
Other income (expense):
Interest expense	(137,870)	(71,811)	(395,956)	(220,956)
Sale of patents	—	—	100,000	—
Other income (expense), net	(8,962)	(5,459)	(11,322)	(7,865)
Total other income (expense)	(146,832)	(77,270)	(307,278)	(228,821)
Income (loss) before taxes	21,859	(289,555)	43,001	(627,617)
Provision for taxes	—	—	—	—
Net income (loss)	$21,859	$(289,555)	$43,001	$(627,617)
Net income (loss) per share - basic	$0.00	$(0.03)	$0.00	$(0.06)
Net income (loss) per share - diluted	$0.00	$(0.03)	$0.00	$(0.06)
Weighted average shares outstanding - basic	10,922,136	10,449,147	10,770,783	10,343,383
Weighted average shares outstanding - diluted	11,237,224	10,449,147	11,011,619	10,343,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$43,001	$(627,617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	386,674	406,784
Allowance for sales returns and doubtful accounts	(81,919)	(237)
Provision for inventory	19,191	2,862
Provision for demo equipment	(45,000)	(8,175)
Amortization of loan fees	37,478	—
Accretion of debt discount to interest expense	117,751	—
Share-based compensation	404,033	252,814
Stock and warrants issued in lieu of payment	8,988	—
Change in operating assets and liabilities:
Accounts receivables	(1,031,577)	390,346
Inventory	(434,823)	(586,195)
Prepaid expenses and other current assets	40,853	38,112
Accounts payable	(30,331)	485,350
Accrued liabilities	(115,720)	182,372
Deferred revenue	4,230	176,132
Other liabilities	(72,452)	(19,878)
Net cash provided by (used in) operating activities	(749,623)	692,670

Cash flows from investing activities:
Restricted cash	113	—
Purchase of property and equipment	(327,977)	(258,567)
Net cash used in investing activities	(327,864)	(258,567)

Cash flows from financing activities:
Proceeds from exercise of options	142,500	—
Proceeds from debt obligations	3,200,000	481
Repayment of debt obligations	(1,786,968)	(450,000)
Payment of loan fees	(142,600)	—
Proceeds from exercise of warrants	—	3,604
Net cash provided by (used in) financing activities	1,412,932	(445,915)
Net increase (decrease) in cash and cash equivalents	335,445	(11,812)
Cash and cash equivalents at the beginning of the period	167,738	445,656
Cash and cash equivalents at the end of the period	$503,183	$433,844

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

Alpha Innotech Corp. and subsidiary (the “Company”) develop and market both macro imaging and micro imaging systems. The macro imaging systems are used for image documentation, quantitative analysis, and image archiving. These systems are used with electrophoresis samples (gel, blots, autoradiographs, etc.), microscopy applications, and general imaging from insects to culture plates. The micro imaging systems address the micro array, multiplex array and cell based markets. Researchers use the microimaging products to analyze slides or multi-well microplates printed with genomic, proteomic or cellular samples and in some cases, fixed cell cultures.

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

Management’s Plan - Through 2007, the Company incurred substantial losses and has a working capital deficiency and a shareholders’ deficit as of September 30, 2008. However, the Company had net income of $43,001 for the nine month period ended September 30, 2008. Furthermore, on May 9, 2008 the Company received cash through new loans from Agility Capital, LLC and Montage Capital, LLC in the aggregate amount of $1,500,000. Moreover, on September 3, 2008, the Company established a new line of credit from Bridge Bank, National Association (“Bridge Bank”) in the aggregate amount of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility.) As the primary purpose of these new loans was to fund inventory and accounts receivables requirements driven by the Company’s overall growth and expansion of sales channels in Asia, as well as to pay off certain corporate debts, the Company used $749,623 cash in operating activities for the nine month period ended September 30, 2008. Following these planned expenditures, the Company still had $503,183 in cash and cash equivalents as of September 30, 2008, and as a result, management believes the Company has sufficient cash to fund operations in the near term.

While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required. Additional working capital would likely be needed to expand our operations in Asia. If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our shareholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred recurring losses through 2007 and has a working capital deficiency and a shareholders’ deficit as of September 30, 2008. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management plans to manage expenses and operate using new borrowings from Agility Capital, LLC and Montage Capital, LLC and the new line of credit from Bridge Bank. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Income (Loss) Per Share - Basic net income (loss) per share to common shareholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net income (loss) per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares issuable upon exercise of stock options	1,815,293	111,916	1,815,293	111,916
Shares issuable upon exercise of warrants	536,097	358,356	536,097	358,356
Denominator for basic calculations	2,351,390	470,272	2,351,390	470,272

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including and amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in the FSP. Early application of the FSP is prohibited. The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on the Company's consolidated financial statements.

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which became effective upon issue.  FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$503,183	$—	$—	$503,183
Restricted cash	50,000	—	—	50,000
Total assets	$553,183	$—	$—	$553,183

3.    Balance Sheet Components

Accounts receivable consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Accounts receivable	$3,399,566	$2,367,989
Less allowance for sales returns	(51,372)	(133,291)
Less allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$3,343,194	$2,229,698

Inventory consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Raw materials	$1,472,816	$896,935
Inventory in transit	14,623	155,681
Less allowance for excess and obsolete inventory	(65,722)	(46,531)
Inventory, net	$1,421,717	$1,006,085

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Machinery and equipment	$541,033	$435,617
Furniture and fixtures	211,317	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	1,321,672	1,160,053
Computers	354,814	358,443
Software	103,796	103,796
Total property and equipment	4,040,132	3,773,610
Less accumulated depreciation and amortization	(3,139,446)	(2,859,227)
Property and equipment, net	$900,686	$914,383

        Loan fees consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Loan fees	$185,760	$—
Less accumulated amortization	(37,478)	—
Loan fees, net	$148,282	$—

        Accrued liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Payroll and related costs	$516,773	$455,641
Warranty	102,636	153,251
Audit and tax accrual	94,764	62,250
Finder’s fee	175,000	175,000
Consultant	1,600	1,792
Founders bonus	—	398,162
Other	85,719	83,764
Accrued liabilities	$976,492	$1,329,860

4.    Debt

        Debt consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Agility Capital LLC and Montage Capital LLC term loan	$1,179,813	$—
Alexandria Finance, LLC Term Loan	—	200,000
BFI Business Finance Line of Credit	—	1,206,968
Bridge Bank Line of Credit	1,700,000	—
ETP Venture Capital II LLC Convertible Note, net of debt discount	150,076	307,938
Total debt	3,029,889	1,714,906
Less current portion	(2,099,813)	(1,406,968)
Debt, net of current portion	$930,076	$307,938

BFI Business Finance Line of Credit - In March 2004, the Company established a line of credit with BFI Business Finance (“BFI”), in which the Company used its accounts receivable as collateral and obtained advances from BFI up to 80% of the Company’s accounts receivable balance at the time of the borrowing, but with principal advances not to exceed $1 million. Effective October 26, 2007, BFI and the Company entered into a First Modification to Loan and Security Agreement raising the maximum amount of the line of credit to $1.5 million. The line of credit was repaid in full in September 2008 and cancelled.

Alexandria Finance, LLC Term Loan - In April 2005, the Company executed a term note in the amount of $1,500,000 payable to Alexandria Finance, LLC. The loan was repaid in full in May 2008 and the note was cancelled.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Note is subordinate in right of payment to the Company's  "Senior Debt", specifically (1) the Business Financing Agreement and Borrower Agreement dated as of September 3, 2008 in favor of Bridge Bank, National Association; and (2) the Loan Agreement dated as of May 9, 2008 and related loan documents in favor of Agility Capital LLC and Montage Capital LLC. The Warrant is exercisable at the price of $1.20 per share. On May 9, 2008 the Company repaid $200,000 of the principal leaving $175,000 in principal outstanding. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider is also a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.5% of common stock of the Company.

Montage Capital LLC/Agility Capital LLC Term Loan - On May 9, 2008,  the Company entered into a loan agreement (“Montage/Agility Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, the “Lenders”). Under the Montage/Agility Loan Agreement, the Company requested one advance of $1,500,000 from the Lenders which will bear interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). The Company will use the proceeds from the loan for general corporate purposes. The loan is secured by all of the assets of the Company and is subordinate in right of payment to the Bridge Bank line of credit. The Montage/Agility Loan Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants.

In connection with the Montage/Agility Loan Agreement, the Company also issued the Lenders warrants to purchase an aggregate of 281,250 shares of the Company’s common stock (the “Lenders Warrants”). The warrants are immediately exercisable at a per share price of $.80 and expire in October 2014. The Company determined the fair market value of the warrants to be $215,800 using the Black-Scholes valuation model and the following assumptions: a risk-free interest rate of 3.33%; no dividend yield; expected volatility of 157%; and an expected life of six and one-half years (which is the contractual life). This amount was recorded as a loan discount and is being amortized into interest expense over the life of the loan and amounted to $46,960 for the three months and $75,613 for the nine months ended September 30, 2008.

The number of shares of the Company’s common stock issuable upon exercise of the Lenders Warrants will be increased by a number that is equal to 7.5% of the balance outstanding on December 31, 2008 divided by the exercise price of the Lenders Warrants, and again by 7.5% of the outstanding balance on April 30, 2009 divided by the exercise price of the Lenders Warrants.

If any amount is outstanding under the Montage/Agility Loan Agreement on December 31, 2008, the Company will pay the Lenders a fee of $7,500. If any amount is outstanding on May 7, 2009, the Company will pay an additional fee of $7,500. The Company may prepay the loan under the Montage/Agility Loan Agreement in whole or in part at any time without penalty. During the occurrence of an “Event of Default” under the Montage/Agility Loan Agreement, the interest will increase to a rate of 18% per year, the Company will have to pay an additional fee of $2,500 for every 15 days after the occurrence of the Event of Default, and the Lenders will be entitled to additional warrants to purchase shares of the Company’s common stock, as specified in the Lenders Warrants. The Lenders Warrants are immediately exercisable until October 31, 2014 at the exercise price of $0.80 per share, as might be adjusted per the terms of the Lenders Warrants.

BroadOak Partners, LLC (“BroadOak”) acted as a placement agent in connection with the Montage/Agility Loan Agreement. In May 2008, per the terms of the BroadOak engagement, the Company issued to BroadOak a warrant to purchase 56,250 shares of the Company’s common stock. The warrant is immediately exercisable at a per share price of $.80 and expires in October 2014. The Company determined the fair market value of the warrant to be $43,160 using the Black-Scholes valuation model and the following assumptions: a risk-free interest rate of 3.33%; no dividend yield; expected volatility of 157%; and an expected life of six and one-half years (which is the contractual life). This amount of $43,160 was recorded as loan fees along with $80,000 that the Company paid in cash to BroadOak for a total of $123,160 in loan fees. The loan fees are being amortized over the life of loan and amounted to $20,527 for the three months ended and $34,210 for the nine  months ended September 30, 2008 and are included in general and administrative expenses. William Snider, a director of the Company, is a managing partner of BroadOak.

Bridge Bank Line of Credit - On September 3, 2008, the Company entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank, National Association (“Bridge Bank”). The Company will use the proceeds from the loan for general corporate purposes and to retire certain of its other outstanding debt obligations.

Under the Bridge Bank Loan Agreements, the Company may receive a maximum of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility.)  The loan will have a term of twelve months, starting September 3, 2008.  The loan will have a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding.  The Prime Rate will float and will have a floor of 4.75%.  The Company may prepay the loan under the Bridge Bank Loan Agreements in whole or in part at any time without penalty. The Company paid total loan fees of $62,600 consisting of $50,000 to BroadOak and $12,600 to Bridge Bank. The loan fees are being amortized over the life of the loan and amounted to $3,268 for the three months and nine months ended September 30, 2008 and are included in general and administrative expenses.

This loan is secured by all of the assets of the Company and is senior to all present and future debt and/or lien holders. As a condition to funding under the Bridge Bank Loan Agreements, the outstanding balance under the Loan and Security Agreement with BFI Business Finance dated March 9, 2004, as amended, was repaid in full.  The Bridge Bank Loan Agreements contain customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants.

BroadOak  acted as a placement agent in connection with the Loan Agreement.  As described above, the Company paid BroadOak $50,000 in cash, which is being amortized over the life of the loan.  William Snider, a director of the Company, is a managing partner of BroadOak.

5.    Share-based compensation

The following table presents share-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options and restricted shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of Goods Sold	$6,571	$567	$14,784	$5,668
Sales and marketing	41,435	33,909	118,490	75,351
Research and development	18,848	735	52,921	20,619
General and administrative	80,353	67,796	217,838	151,176
Total share-based compensation	$147,207	$103,007	$404,033	$252,814

As of September 30, 2008, $813,644 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through August 2012. The weighted average term of the unrecognized share-based compensation is 2.96 years. As of September 30, 2008, $225,244 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the nine months ended September 30, 2008, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the nine months ended September 30, 2008. During the nine months ended September 30, 2008, no significant compensation cost related to the share-based awards to employees was recognized in the Consolidated Statements of Operations.

The following table summarizes the Company’s non-vested stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2008	790,306	$1.10
Granted	491,000	$0.93
Vested	(352,727)	$1.06
Cancelled	(4,292)	$0.95
Non-vested stock outstanding at September 30, 2008	924,287	$1.03

Total fair value of non-vested shares is $951,897 as of September 30, 2008.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate for calculation of the fair values of the stock options granted in the nine months ended September 30, 2008.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option Pricing Model using the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest	4.07%	4.76%
Expected life	6.25 Years	10 Years
Expected volatility	151.63%	157.91%
Expected dividend yield	—%	—%

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

Activity under the Company’s stock plans for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,333,714	$1.68
Grants	491,000	$0.93
Cancelled	(4,292)	$0.95
Expired	(5,129)	$10.32
Outstanding at September 30, 2008	1,815,293	$1.45	7.9	$—
Exercisable at September 30, 2008	891,006	$1.89	6.7	$—
Vested and expected to vest at September 30, 2008	1,815,293	$1.45	7.9	$—

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on September 30, 2008 was $0.77.

6.    Stock option plans

At September 30, 2008, the Company had five stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of September 30, 2008, a total of 2,335,102 shares of Alpha Innotech Corp.’s common stock were reserved for issuance under the plans. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

       The combined activity for 2008 and 2007 under the above plans was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2007	1,052,339	880,821	$2.30	$2,028,639
Authorized under the evergreen provision of the 2006 Plan	494,570	—	$—	—
Restricted shares issued	(530,000)	—	$—	—
Granted	(700,800)	700,800	$0.99	696,086
Cancelled	98,586	(98,586)	$1.03	(101,994)
Expired	86,693	(149,321)	$2.60	(387,894)
Balance at December 31, 2007	501,388	1,333,714	$1.68	2,234,837
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	$—	—
Granted	(491,000)	491,000	$0.93	455,200
Cancelled	4,292	(4,292)	$0.95	(4,083)
Expired	5,129	(5,129)	$10.32	(52,929)
Balance at September 30, 2008	519,809	1,815,293	$1.45	$2,633,025

The following information summarizes stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.80 – 0.90	520,042	8.7	$0.88	193,356	8.6	$0.87
$0.95 – 0.98	370,000	9.5	$0.98	50,000	8.4	$0.96
$1.12 – 1.35	393,060	8.5	$1.23	183,473	8.4	$1.23
$1.40 – 1.53	246,288	7.1	$1.50	196,288	7	$1.51
$1.66 - 16.87	285,903	3.8	$3.11	267,889	3.6	$3.51
Totals	1,815,293			891,006

The weighted average remaining contractual life of outstanding options at September 30, 2008 was 7.9 years. At September 30, 2008, there were 891,006 options exercisable with a weighted average exercise price of $1.89.

As of September 30, 2008, the Company had 891,580 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.09 to $14.69 with a weighted average exercise price of $0.95 per share.  The weighted average remaining contractual life of these warrants at September 30, 2008 was 5.11 years. These warrants have expiration dates ranging from March 2009 to July 2016.

7.        Cash flow information

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosures:
Cash paid for interest	$268,529	$220,956
Supplemental schedule of noncash financing activities:
Issuance of common stock	$237,648	$—
Issuance of restricted shares	$—	$5,300
Issuance of warrants	$258,960	$—

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of September 30, 2008, our allowance for sales returns was $51,372 and our allowance for doubtful accounts was $5,000.

Inventory - We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of September 30, 2008, our allowance for excess and obsolete inventory was $65,722.

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

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $4,870,150 and $3,680,160 for the three-month periods ended September 30, 2008 and 2007, respectively, representing an increase of $1,189,990 or 32%. Total revenues were $12,781,960 and $10,838,916 for the nine-month periods ended September 30, 2008 and 2007, respectively, an increase of $1,943,044 or 18%. These increases were primarily due to increased sales of our branded products, including the FluorChem® imaging system and the red™ personal imager. The increases were offset in part by lower sales under our OEM agreement with GE Healthcare.

For the three- and nine- month periods ended September 30, 2008, revenues outside of the United States represented 40% and 48%, respectively, of our total revenues compared to 51% and 50% of our total revenues for the three- and nine- month periods ended September 30, 2007. The decreases were primarily due to increased sales of our branded products in North America and decreased sales of OEM products to GE Healthcare in Sweden.

Sales to GE Healthcare accounted for 17% of revenues for the three months ended September 30, 2008 compared to 21% of revenues for the three months ended September 30, 2007. For the nine months ended September 30, 2008 sales to GE Healthcare accounted for 18% of revenues compared to 21% of revenues for the nine months ended September 30, 2007. The decreases were primarily due to increased sales of our branded products and decreased sales of OEM products to GE Healthcare. GE Healthcare also instituted a program to build inventory of OEM products in 2007 which did not continue in 2008.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold was $2,369,521 and $1,690,139 for the three month periods ended September 30, 2008 and 2007, respectively, representing an increase of $679,382 or 40%. Cost of goods sold was $5,783,749 and $4,885,226 for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $898,523 or 18%. Cost of goods sold increased in both the three month and nine month periods ended September 30, 2008 primarily due to increased shipments; however, we also incurred additional costs in the three months ending September 30, 2008 in connection with rework fees to upgrade certain components in inventory and restocking fees associated with adjustments to inventory for other components deemed not needed.

Gross Profit

Gross profit was $2,500,629 and $1,990,021 for the three month periods ended September 30, 2008 and 2007, respectively, representing an increase of $510,608 or 26%. The gross profit was $6,998,211 and $5,953,690 for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $1,044,521 or 18%. The gross profit as a percentage of revenues decreased to 51% from 54% for the three month periods ended September 30, 2008 and 2007, respectively. The gross profit as a percentage of revenues held steady at 55% for the nine month periods ended September 30, 2008 and 2007, respectively. These increases in gross profit in both the three and nine month periods ended September 30, 2008 are attributable primarily to higher sales offset in part by costs to upgrade existing inventory to meet new performance specifications and restocking fees associated with adjustments to inventory for components deemed not needed. These upgrade costs and restocking fees occurred during the three month period ending September 30, 2008, and were primarily responsible for the decline in gross profit as a percentage of revenues in that period.

Sales and Marketing Expenses

Sales and marketing expenses were $1,305,807 and $1,299,011 for the three month periods ended September 30, 2008 and 2007, respectively, representing an increase of $6,796 or 1%. Sales and marketing expenses were $3,803,299 and $3,516,406 for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $286,893 or 8%. These increases were due primarily to commissions paid in support of higher sales by the direct salesforce. Sales and marketing expenses as a percentage of revenues decreased from 35% for the three month period ended September 30, 2007 to 27% for the three month period ended September 30, 2008. Sales and marketing expenses as a percentage of revenues decreased from 32% for the nine month period ended September 30, 2007 to 30% for the nine month period ended September 30, 2008. We anticipate sales and marketing expenses to increase as sales increase but to remain constant or decrease as a percent of revenue.

Research and Development Expenses

Research and development expenses were $348,602 and $298,820 for the three month periods ended September 30, 2008 and 2007, respectively, representing an increase of $49,782 or 17%. Research and development expenses were $996,679 and $946,310 for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $50,369 or 5%. These increases resulted primarily from increased payments to outside developers and increased wages and stock based compensation, offset in part by a decrease in bonus accruals. Research and development expenses as a percentage of revenues decreased from 8% for the three month period ended September 30, 2007 to 7% for the three month period ended September 30, 2008. Research and development expenses as a percentage of revenues decreased from 9% for the nine month period ended September 30, 2007 to 8% for the nine month period ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses were $677,529 and $604,475 for the three month periods ended September 30, 2008 and 2007, respectively, representing an increase of $73,054 or 12%. This increase resulted primarily from an increase in stock based compensation. General and administrative expenses were $1,847,954 and $1,889,770 for the nine month period ended September 30, 2008 and 2007, respectively, representing a decrease of $41,816 or 2%. The decrease resulted primarily from a decrease in the Founders Bonus, a one-time charge which was accrued last year, offset in part by recruiting fees to place our corporate controller, and increased stock based compensation. The general and administrative expenses as a percentage of revenues decreased from 16% for the three month period ended September 30, 2007 to 14% for the three month period ended September 30, 2008. The general and administrative expenses as a percentage of revenues decreased from 17% for the nine month period ended September 30, 2007 to 14% for the nine month period ended September 30, 2008.

Other Income (Expense)

Interest expenses were $137,870 and $71,811 for the three month periods ended September 30, 2008 and 2007, respectively, representing an increase of $66,059 or 92%. Interest expenses were $395,956 and  $220,956 for the nine month periods ended September 30, 2008 and 2007, respectively, representing an increase of $175,000 or 79%. The increased expenses were attributable primarily to interest paid and warrant amortization in connection with new debt facilities from Agility Capital LLC, Montage Capital LLC and Bridge Bank.

During the three months ended March 31, 2008 the Company sold two patents for a total of $100,000.

The company has no Off-Balance Sheet arrangements.

Liquidity and Capital Resources

From inception through September 30, 2008, Alpha Innotech Corporation has raised a total of $1,956,076, net of offering costs, in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319, net of offering costs, from the sale of redeemable convertible preferred stock, and $107,137, net of offering costs, from the issuance of common stock. As a result of the closing of the merger with Xtrana, on October 3, 2005 Alpha Innotech Corporation received an additional $2,033,000 in cash. As described below, the Company also raised a total of $375,000 from the sale of convertible notes and $142,500 in proceeds from the sale of restricted stock. As of September 30, 2008, we had $503,183 in cash and a working capital deficit.

    At September 30, 2008, we had the following capital resources available:

ETP/FBR Venture Capital II, L.L.C. Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement  between the Company and ETP/FBR Venture Capital II, LLC, the Company completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011 (the "Note"). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share. As of September 30, 2008, $200,000 of the principal amount of the note had been repaid.

Loans from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  the Company entered into a loan agreement (“Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, “Montage/Agility”). Under the Loan Agreement, the Company requested one advance of $1,500,000 from Montage/Agility which will bear interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). As of September 30, 2008, a total of $180,000 of the principal amount of the note had been repaid.

Loans from Bridge Bank - On September 3, 2008, the Company entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank, National Association (“Bridge Bank”). The Company will use the proceeds from the loan for general corporate purposes and to retire certain of its other outstanding debt obligations. Under the Bridge Bank Loan Agreements, the Company may receive a maximum of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility.)  The loan will have a term of twelve months, starting August 22, 2008.  The loan will have a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding.  The Prime Rate will float and will have a floor of 4.75%.

    Operating activities used $749,623 cash in the nine month period ending September 30, 2008 compared to $692,670 cash provided in the nine month period ending September 30, 2007.  During the nine months ended September 30, 2008, accounts payable, accrued liabilities, deferred revenue and other liabilities used $214,273.  Additionally, inventory, accounts receivable, prepaid expenses and other current assets used $1,425,547.   Net income for the nine months ended September 30, 2008 and non-cash adjustments provided $890,197.  During the nine month period ending September 30, 2007, accounts payable, accrued liabilities, deferred revenue and other liabilities provided $823,976, inventory, accounts receivable and other current assets used $157,737, and net loss net of non-cash adjustments provided $26,431.

    Cash used in investing activities was $327,864 and $258,567 for the nine month periods ending September 30, 2008 and 2007, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

    Net cash provided by (used in) financing activities was $1,412,932 and $(445,915) for the nine month periods ending September 30, 2008 and 2007, respectively. In the nine month period ending September 30, 2008, we borrowed a total of $1,500,000 from Montage/Agility and borrowed $1,700,000 from Bridge Bank. Loan principal repayments totaled $1,786,968 on outstanding loans, including $200,000 paid ending our term loan with Alexandria, $1,206,968 paid to BFI, $200,000 paid to ETP/FBR Venture Capital II, L.L.C. and $180,000 paid to Montage/Agility. We also paid loan fees totaling $142,600 to Montage/Agility and Bridge Bank. We received $142,500 from the exercise of options. In the nine month period ending September 30, 2007, we repaid $450,000 on the term loan from Alexandria, and borrowed an additional $481 under the BFI line of credit. Also, $3,604 was provided from the exercise of warrants.

    While management believes the Company has sufficient cash to fund its operating, investing, and financing activities in the near term, additional working capital may be needed if the Company experiences growth above that currently foreseen by management. For example, the Company’s existing line of credit may prove to be insufficient should higher inventory levels be required. Additional working capital would likely be needed to expand our operations in Asia. If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our shareholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

Changes in Internal Control Over Financial Reporting. The material weaknesses identified and discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although not yet complete, during the quarter ended September 30, 2008, we continued the following actions to remediate the material weaknesses we identified to be present as of December 31, 2007:

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

Changing worldwide economic conditions could materially adversely affect the Company

The Company's operations and performance depend significantly on worldwide economic conditions and their impact on levels of spending by our customers and end users, including pharmaceutical companies, academic/medical institutions, biotechnology companies and government institutes around the world. Worldwide economic conditions have deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. These changing worldwide economic conditions could have a material adverse effect on demand for the Company's products and services and on the Company's financial condition and operating results.

Current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. Stock markets in general , and our stock prices in particular, have experienced significant volatility over the past year. Our stock recently traded at historic lows. In the future, there can be no assurance that price volativity in stock markets in general will abate or that our stock price in particular will rise. Additionally, the volatility in the credit markets could impact our ability to access new financing or maintain our current debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.15[1]	Employee offer letter to Michael Henighan*.

31.1	Certificate of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Management contract or compensatory plan.
1    Incorporated by reference to our Form 8-K filed August 22, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Innotech Corp.
Date: November 14, 2008	/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Michael Henighan
Michael Henighan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1