Form 10-K
period 2008-12-31
ALPHA INNOTECH CORP
filed 2009-03-27
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14257

Alpha Innotech Corp.
(Exact name of registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced Street, San Leandro, CA	94577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (510) 483-9620

Securities registered pursuant to Section 12(b) of the Act:
                     Title of class                                                                                                Name of each exchange on which registered

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of June 30, 2008, the aggregate market value of Alpha Innotech Corp. Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by OTCBB, was $3,287,994. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

$0.01 Par Value Common Stock 10,939,508 shares as of March 26, 2009.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” below and elsewhere in this Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS

Introduction

Alpha Innotech Corporation (“Alpha CA”) was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California. Xtrana, Inc. was incorporated in January 1987 in the state of Delaware. On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. As a result of this transaction, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. Alpha Innotech Corp. is alternatively referred to in this report as “we,” “us,” “our,” or the “Company”. We formed Alpha Innotech Hong Kong Limited,  incorporated under the laws of in Hong Kong November 13, 2008. On December 12, 2008, 100% ownership of Alpha Innotech Hong Kong Limited was transferred to us from its incorporator and it is now our wholly-owned subsidiary. The assets, liabilities, equity and operations of this entity are not material.

Products and Markets

We manufacture and sell analytical laboratory instruments, software and consumables used in life science research laboratories for the study of nucleic acids (DNA and RNA), proteins and cells.

Products

Most of our sales come from a line of instruments we group under the heading Gel Imaging. These imaging systems, sold under our trademarks AlphaDigiDoc®, AlphaImager®, FluorChem® and redTM, comprise a digital camera and bench-top dark enclosure and are used to detect, archive, and analyze fluorescent, chemiluminescent and visible signals from biological samples, such as DNA, proteins and bacterial colonies. We offer a comprehensive Gel Imaging system product line spanning a wide spectrum of prices and product specifications. Other products in the Gel Imaging group include software (AlphaView® software for data acquisitions and analysis and Alpha GelFox™ software for 2D gel analysis), and reagents and assay kits (ChemiGlow® chemiluminescent substrate, AlphaQuant® molecular ladders, and FAST TF transcription factor assay kit).

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

In April 2008, we introduced the red™ personal gel imager featuring an integrated touch screen and on-board computer. Sold through a new distribution partner, ISC BioExpress, as well as through our other existing sales channels, the red™ product has been well received.

In June 2008, we introduced the FluorChem® Q, a CCD-based imaging system for detecting both chemiluminescent and fluorescent Western blots. The FluorChem Q has been well received.

Markets

We have three customer bases: (1) domestic end users who receive a quote directly from us through a direct sales representative or through a manufacturer’s representative, (2) international distributors who resell to end users outside the US, and (3) GE Healthcare, to which we supply products on an OEM basis for resale under the GE Healthcare brand in the domestic and international markets. When viewed this way, 2008 sales break down as follows: (1) direct and manufacturers’ representative domestic sales of approximately 46%, (2) international distributors’ sales of approximately 36%, and (3) OEM sales to GE Healthcare of approximately 18%.

Distribution

In the United States, we sell our products through a network of direct sales representatives and independent manufacturers’ representatives. We also sell our red™ personal imaging system on a non-exclusive basis through ISC BioExpress. Internationally, we sell our products through a network of independent distributors. Our independent distributors generally perform sales, marketing and technical support functions for their local customers. We also manufacture instruments for distribution by GE Healthcare on an OEM basis.

Competition

The Gel Imaging instruments we sell face intense competition from laboratory instrumentation manufacturers such as Bio-Rad Laboratories, Inc., Carestream Health, Syngene, UVP, Inc., and Fuji Photo Film Co., Ltd. The Gel Imaging market is relatively mature, and product offerings of most of the major competitors are similar to ours in technical specifications and price. The Microimaging instruments we sell also encounter strong competition from products offered by PerkinElmer, Inc. and Tecan Group Ltd.

We intend to compete through our efforts to optimize our distribution channel, to bring new products to market, and to decrease costs of manufacturing inputs. We cannot be certain that our initiatives will prove to be successful, or that we will have sufficient funds to fully implement them.

Sources and Availability of Materials

We use original equipment manufacturers, or OEMs, for various parts of our products, including the cameras, cabinets, transilluminators, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. In 2008, we obtained most of our cameras from a limited number of suppliers, including: Roper Scientific of Tucson, AZ, Diagnostic Instrument of Sterling Heights, MI, Point Grey of Vancouver, Canada, and Apogee of Roseville, CA. We obtained most of our cabinets from Custom Product Development of Livermore, CA and Pacific Imaging Electronics, Ltd. in Taiwan. From time to time, we have experienced delays in obtaining components from certain of our suppliers, which have had an impact on our production schedule for imaging systems. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply may not be available on a timely basis, which could disrupt our operations and impair our ability to manufacture and sell our products.

Dependence on One or Few Customers

In fiscal year ending December 31, 2008, sales to GE Healthcare accounted for approximately 18% of our total sales; no other customer accounted for more than 8% of our sales. In fiscal year ending December 31, 2007, sales to GE Healthcare accounted for approximately 24% of our total sales; no other customer accounted for more than 7% of our sales.

Intellectual Property

Our patent portfolio consists of four issued U.S. patents relating to Gel Imaging and Microimaging technology. These patents expire in 2018, 2022 and 2024.

On March 4, 2008, pursuant to the terms of a Patent Purchase Agreement effective as of December 3, 2007, as amended, we transferred rights to two patents to Ph. Capital Holdings L.L.C., a Delaware limited liability company, in exchange for $100,000. We retained worldwide, non-exclusive licenses under the transferred patents.

Under the terms of an agreement entered into in 2004 with Digital Optical Imaging Corporation (“DigiOpt”), we received certain exclusive license rights to make and sell products incorporating the inventions disclosed in four of DigiOpt’s United States patents. Under the terms of the agreement, we committed to pay certain patent prosecution fees and costs; to date these costs have been minimal. We also committed to pay DigiOpt guaranteed minimum royalties of the aggregate of $40,000 over a five-year period beginning October 30, 2007. All amounts due as of the date of this report have been paid. DigiOpt may convert the exclusive license rights to non-exclusive as we did not make a first commercial sale by October 30, 2007; DigiOpt may also terminate them outright as we did not make a first commercial sale by April 30, 2008. We no longer intend to incorporate this technology into our products.

Our proprietary instrument designs and software are also protected under state and federal trade secret and copyright law.

Alpha GelFox™ and red™ are trademarks of the Company. The Alpha Innotech logo, the intertwined helix design, and the word marks AlphaDigiDoc®, AlphaEase®, AlphaImager®, AlphaQuant®, AlphaScan®, Alpha View®, ChemiGlow®, Chromalight®,  FluorChem®, MultiImage® and NovaRay® are registered trademarks of the Company. All other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners.

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

Research and Development Activities

Our research and development activities are focused on sustaining engineering and product development for the Gel Imaging product line, and evaluation of new product candidates identified through business development. We spent $1,343,752 in 2008 and $1,322,758 in 2007 on research and development.

Employees

As of December 31, 2008, we had 51 full-time employees and 4 part-time employees. We consider our relations with employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described below. You should carefully consider the following risk factors and all other information contained in this Form 10-K. If any of the following events or outcomes actually occurs, our business, operating results, and financial conditions would likely suffer.

Changing worldwide economic conditions could materially adversely affect us.

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of spending by our customers and end users, including pharmaceutical companies, academic/medical institutions, biotechnology companies and government institutes around the world. Worldwide economic conditions have deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. These changing worldwide economic conditions could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

Current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. Stock markets in general, and our stock prices in particular, have experienced significant volatility over the past year. Our stock recently traded at historic lows. In the future, there can be no assurance that price volatility in stock markets in general will abate or that our stock price in particular will rise. Additionally, the volatility in the credit markets could impact our ability to access new financing or maintain our current debt.

We may not be able to extend, repay, or find alternatives to two critical loans that mature in September and October 2009.

In September 2008, we established a line of credit in an aggregate amount of $2.5 million with Bridge Bank, National Association (“Bridge Bank”). Under the terms of the lending agreement, the line of credit terminates on September 3, 2009 (or earlier if elected by Bridge Bank under other provisions of the lending agreement). The outstanding balance fluctuates from week to week, and as of December 31, 2008 was $2,029,000. On the termination date, the outstanding balance will be due and payable immediately in full. In May 2008, we borrowed an aggregate of $1.5 million from Montage Capital LLC and Agility Capital LLC (“Montage/Agility”). Under the terms of the loan agreement, we make principal payments in the amount of $45,000, plus interest, per month. On October 1, 2009, the principal balance outstanding at that date, anticipated to be $725,000, will be due and payable immediately in full. The Bridge Bank and Montage/Agility loans are secured by liens on all our assets. We anticipate that we will not have sufficient cash on hand to repay Bridge Bank on September 3, 2009 or Montage/Agility on October 1, 2009. If we are not able to extend the loans or find alternative sources of funding by those dates, we may fall into default and become subject to foreclosure on all of our assets, which would materially impair our ability to continue operations. We may not be successful in extending or replacing the loans on favorable terms or at all.

Additional financing may be required for our future business and operations.

The Bridge Bank line of credit allows us to borrow against only a fraction of our shipments. Certain international shipments in particular are not eligible for inclusion in the borrowing base of the Bridge Bank facility.  As a result of these exclusions, the Bridge Bank loan balance has fallen below the $2.5 million loan limit since inception in September 2008. Furthermore, as has been typical for our business, sales orders in the first quarter of 2009 were concentrated in the last month of the quarter.  Reduced shipping levels in January and February of 2009 reduced our allowable borrowing base, resulting in a required pay down of the line of credit to $2.0 million on February 28, 2009. Moreover, the second significant source of working capital, the loan from Montage Capital LLC and Agility Capital LLC, has decreased by regular principal payment amounts of $45,000 per month. As a result of these two factors, our overall borrowing fell from a high of $3.1 million at year end to $2.6 million as of March 15, 2009. Should we fail to ship sufficient product for whatever reason in a timely fashion, or if international sales accelerate significantly, a shortfall in working capital could occur due to an inability to borrow sufficient funds from Bridge Bank.  Additional funds may be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all.

We have a history of operating losses and may incur future losses.

Although we made a net profit of $67,576 in 2008, our net losses were $0.7 million and $1.0 million for fiscal years  2007 and 2006, respectively and we had an accumulated deficit of $19.0 million as of December 31, 2008 and $19.0 million as of December 31, 2007. Our losses have resulted principally from costs incurred in research and development, and from sales and marketing, and general and administrative costs associated with operations.

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

Sales to GE Healthcare under the previously announced OEM Supply Agreement accounted for approximately 18% of our total sales in 2008. In May 2008 the supply agreement was extended through December 31, 2012. However, GE Healthcare has no obligation to purchase any minimum amount of product from us and is free to reduce or stop completely its purchases from us, which would significantly impact our financial results.

Recent changes to our global sales team may not achieve our intended goals.

In recent weeks, we added personnel in China and India to manage and direct our existing independent distributors there and to find additional distributors. We have also added new distributors in Latin and South America. Our goals for this expansion include, among others: providing a higher level of expertise to our customers, understanding better their product needs, introducing more quickly new products, and accelerating sales growth. We cannot guarantee that we will be successful in achieving these goals.

It may be difficult for us to compete with larger companies investing greater resources in development, marketing and distribution of their products.

Our products face competition from other companies that have more financial resources, technical staff and manufacturing and marketing capabilities than we do. Additionally, these and other potential competitors hold intellectual property rights that could allow them to develop or sell the right to develop new products that could compete effectively with our Gel Imaging and Microimaging systems. Many of these companies are larger than us and enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with research institutions and pharmaceutical manufacturers;

•	large, direct sales forces and established independent distribution networks;

•	additional product lines and the ability to offer rebates, bundled products, and higher discounts or incentives;

•
access to material information about our business, which we are required to publicly disclose, while not having to disclose their own comparable information, because it is an immaterial part of their overall operations;

•	greater experience in conducting research and development, manufacturing and marketing activities; and

•	greater financial and human resources for product development, sales and marketing and litigation.

Because of these competitive advantages, these companies may be able to engage in aggressive practices that may harm our business, without us being able to effectively respond.

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

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays may result from factors that are not within our control, such as:

•	changes in economic conditions, particularly as experienced on a worldwide basis in late 2008 and early 2009;

•	changes in government programs that provide funding to companies and research institutions;

•	changes in the regulatory environment affecting life sciences companies and life sciences research;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

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

Our suppliers may encounter problems during manufacturing due to a variety of reasons, including interruption of funding, failure to follow our protocols and procedures, financial instability, or equipment malfunction, any of which could delay or impede their ability to meet our demand. Our reliance on these outside suppliers also subjects us to other risks that could harm our business, including:

•	we may not be able to obtain an adequate supply of quality raw materials or component parts in a timely manner or on commercially reasonable terms;

•	suppliers may make errors in manufacturing components that could negatively affect the performance of our product, cause delays in shipment of our product or lead to returns;

•	we may have difficulty locating and qualifying on a timely basis alternative suppliers for our single sourced supplies;

•	switching components may require product redesign, which could significantly delay production;

•
our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial hardships either related or unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Additionally, we may become involved in a contractual dispute with any one of these suppliers, or may be unable to negotiate the renewal of an expiring contract, either of which could mean an interruption or delay in the supplied component or material. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business.

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

We may have warranty claims that exceed our reserves, which could adversely affect our operating results.

Our equipment carries a product warranty against defects in materials and workmanship. We have established a warranty reserve based on anticipated failure and return rates for our product. Unforeseen changes in factors affecting our estimates could occur and adversely affect our operating results.

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

Due to the international nature of our business, changes in exchange rates, political or economic changes or other factors could harm our business.

In fiscal 2008, 54% of our revenues were generated from sales outside the United States. Changes in exchange rates, diplomatic and trade relationships may have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices. For example, our sales are denominated in US dollars, but due to exchange rate change we may be required to reduce prices to remain competitive.

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

Our pending trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents may not provide us a significant competitive advantage.

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

    We depend substantially on the principal members of our management, including Ronald Bissinger, Chief Executive Officer. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for such personnel from numerous companies in the highly competitive northern California business area. The inability to attract and retain these personnel could result in delays in the research, development and commercialization of our potential products.

To attract and retain qualified personnel, we may need to offer highly competitive salaries which would increase future operating costs.

In the past, to attract and retain skilled personnel, we issued large stock option grants or other equity incentives. However, we have found equity incentives to be less attractive in today’s uncertain business environment and record low stock prices.  If we are instead required to pay highly competitive base salaries and cash bonuses to attract and retain skilled personnel, our operating results would suffer.

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

Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, our production facilities and headquarters in California could be subject to a catastrophic loss caused by earthquake. Although we outsource the manufacturing of some products and components, final assembly, testing and storage have historically taken place at our San Leandro, California facilities. If these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 entails significant expenditures and will materially affect our financial results.

Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required beginning fiscal year ending December 31, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2009. We completed our assessment of the effectiveness of our internal control over financial reporting, and complying with this requirement required significant accounting, legal and other costs. Our assessment identified material weaknesses in our internal controls for years ending December 31, 2008 and 2007. If our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, any lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

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

 As of December 31, 2008, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 69% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Rules applicable to trading of our common stock reduce the level of trading in the secondary market for our stock and as a result, investors may find it difficult to sell their shares.

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rule requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is “www.alphainnotech.com”. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website. Our filings are also available online at the Securities and Exchange Commission (SEC) website on the Internet. The address of that site is www.sec.gov. The materials are also available at the SEC's Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may also obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Headquarters, manufacturing, and research and development are housed in 35,000 square feet of leased space in San Leandro, California. This lease expires November 30, 2011. The basic rental rate is $40,816 per month plus $10,494 per month shared common cost.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For the periods indicated, the following table sets forth the high and low bid prices per share for our common stock, as reported by OTCBB Reports. The prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2008	High Bid	Low Bid
First Quarter	$0.90	$0.65
Second Quarter	$0.98	$0.65
Third Quarter	$0.98	$0.65
Fourth Quarter	$0.93	$0.35

Fiscal Year 2007	High Bid	Low Bid
First Quarter	$$1.30	$0.75
Second Quarter	$2.50	$0.86
Third Quarter	$1.31	$1.02
Fourth Quarter	$1.25	$0.70

Holders

As of March 16, 2009, there were approximately 257 record owners of our common stock.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Under the terms of our loan agreement with Montage Capital LLC and Agility Capital LLC, we may not pay or declare dividends without their prior written consent. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Sale of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Certain statements made in this report may constitute forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Alpha Innotech does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this filing. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including, but not limited to, those set forth under “Risks Factors” and elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Alpha Innotech bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, estimates and assumptions about future events and their effects cannot be determined with certainty. These estimates and assumptions may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. Actual results may differ from these estimates under different assumptions or conditions. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and may not be known for extended periods of time. These uncertainties are discussed in this report in the section entitled “Risk Factors.”

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in our customer demand and acceptance of our product when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2008, our allowance for sales returns was $52,436 and our allowance for doubtful accounts was $5,000.

Inventory

We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analysis of upcoming changes in future configurations of our products, and record inventory write-downs for excess and obsolete inventory. As of December 31, 2008, our allowance for excess and obsolete inventory was $46,612.

Deferred Taxes Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $5,619,303 at December 31, 2008. In subsequent periods if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased. Despite the valuation allowance, we retain the ability to utilize the benefits of net operating loss carryforwards and research and development credits.

 Impairment of Long-lived Assets

The Company reviews long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. To date, the Company has not recorded any impairment losses.

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers replacement costs of defective equipment. The warranty period is one year. The Company has processes in place to estimate accruals for warranty exposure. The processes include estimated failure rates and replacement costs, and known design changes. Although the Company believes it has the ability to reasonably estimate warranty expenses, unforeseen changes in factors impacting the estimate for warranty could occur and such changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

Share-Based Employee Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123,  Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Share-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under generally accepted accounting principles to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

The following table presents share-based compensation expense included in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2008	2007
Cost of goods sold	$23,597	$2,441
Sales and marketing	160,016	122,363
Research and development	71,763	44,513
General and administrative	298,104	217,328
Total share-based compensation	$553,480	$386,645

As of December 31, 2008, $699,279 of total unrecognized share-based compensation expense related to non-vested options is expected to be recognized over the respective vesting terms of each option grant through August 19, 2012. The weighted average term of the unrecognized share-based compensation is 2.73 years.  As of December 31, 2008, $185,495 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

 In the twelve months ended December 31, 2008, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge. The stock-based compensation charge did not significantly impact basic and diluted net loss per share in the twelve months ended December 31, 2008. During the twelve months ended December 31, 2008, no significant compensation costs related to the share-based awards to employees was recognized in the Consolidated Statements of Operations.

    The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2008	790,306	$1.10
Granted	491,000	$0.93
Vested	(447,642)	$1.06
Forfeited	(10,125)	$0.86
Non-vested stock outstanding at December 31, 2008	823,539	$1.03

Total fair value of non-vested shares is $847,149 and $873,003 for the years ended December 31, 2008 and 2007, respectively.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the twelve months ended December 31, 2008 and 2007.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2008	2007
Risk-free interest	3.83%-4.16%	4.37%-5.09%
Expected life	6.25 Years	10 Years
Expected volatility	111%-168%	157%-199%
Expected dividend	—	—

    The expected life was determined based on the options vesting period and exercise behavior of the employees.

    Activity under the Company’s stock plans for the years ended December 31, 2008 and 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	880,821	$2.30
Grants	700,800	$0.99
Forfeitures	(98,586)	$1.03
Expirations	(149,321)	$2.60
Outstanding at December 31, 2007	1,333,714	$1.68
Grants	491,000	$0.93
Forfeitures	(10,125)	$0.86
Expirations	(7,004)	$7.80
Outstanding at December 31, 2008	1,807,585	$1.45	7.6	$—
Exercisable at December 31, 2008	984,046	$1.79	6.6	$—
Vested and expected to vest at December 31, 2008	1,807,585	$1.45	7.6	$—

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on December 31, 2008 was $0.70.

Income (Loss) Per Share

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

 The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net income (loss) per share attributable to holders of common stock as they had an antidilutive effects of December 31, 2007:

2007
Shares issuable upon exercise of warrants	336,934

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 99-20-1 ”Amendments to the Impairment Guidance of EITF Issue No. 99-20” To achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The provisions of FSP EITF 99-20-1 will be applied for interim and annual reporting periods ending after December 15, 2008. The Company does not believe SFP EITF 99-20-1 will have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  The provisions of EITF 07-5 became effective for fiscal years beginning after December 15, 2008.  The Company does not believe EITF 07-5 will have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

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

Overview

Comparison of the Years Ended December 31, 2008 and 2007

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Revenues for the year ended December 31, 2008 increased $2,286,765 or 15% from $15,321,729 for the year ended December 31, 2007, to $17,608,494 for the year ended December 31, 2008. The growth in sales from 2007 to 2008 is attributable to an overall increase in sales of our branded products worldwide, offset in part by a decrease in sales to GE Healthcare. We do not expect the level of sales to GE Healthcare to increase back to their former levels in the near future.

Revenues outside of the United States represented 54% of our total revenues for the year ended December 31, 2008 and 53% of our total revenues for the year ended December 31, 2007. For the year ended December 31, 2008, increases in direct domestic sales accounted for $1.3 million, or 19% and indirect international sales for $1.4 million or 29%.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the year ended December 31, 2008 increased $1,106,711 or 16% to $7,991,743, from $6,885,032 for the year ended December 31, 2007. The increase resulted primarily from higher sales.

Gross Profit

Gross profit for the year ending December 31, 2008 increased $1,180,054 or 14%, to $9,616,751, from $8,436,697 for the year ended December 31, 2007. The increase resulted primarily from higher sales. The gross profit as a percentage of revenues remained at 55% for the years ended December 31, 2008 and 2007.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2008 increased $314,350 or 6%, to $5,188,216, from $4,873,866 for the year ended December 31, 2007. The increase resulted primarily from expansion of international sales and marketing efforts. The overall increase includes increases in international wages, travel and entertainment, and distributor commissions. Domestic sales spending decreased, primarily due to reductions in costs to recruit employees as most were hired in 2007. Sales and marketing expenses as a percentage of revenues decreased from 32% for the year ended December 31, 2007 to 30% for the year ended December 31, 2008. Revenues increased faster than selling costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2008 increased $20,994 or 2%, to $1,343,752 from $1,322,758 for the year ended December 31, 2007. This increase in research and development spending was primarily due to increased wages and related spending. Research and development expenses as a percentage of revenues decreased from 9% for the year ended December 31, 2007 to 8% for the year ended December 31, 2008. This decrease was due to higher revenues.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 decreased $402 or less than 1%, to $2,594,534 from $2,594,936 for the year ended December 31, 2007. Decreases in founder's bonus, severance and bonus were nearly offset by increases in outside professional services for Sarbanes-Oxley compliance, legal, accounting and other consultants, as well as increased travel. The general and administrative expenses as a percentage of revenues decreased from 17% for the year ended December 31, 2007 to 15% for the year ended December 31, 2008 as a result of increased revenues.

Other Income (Expense)

Interest expense for the year ended December 31, 2008 increased $212,067 or 71% to $511,616 from $299,549 for the year ended December 31, 2007. The increase in interest expense resulted primarily from additional borrowing from new debt facilities with Montage Capital, Agility Capital and Bridge Bank. During 2008 there was a sale of a patent for $100,000 with no corresponding transaction in 2007.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

We had $648,757 in cash and cash equivalents, and $50,000 in restricted cash as of December 31, 2008. We are investing our cash and cash equivalents in money market funds and various deposit accounts. We have limited capital resources and operations to date have been funded primarily with the proceeds from private equity and debt financings. From inception through December 31, 2007, we raised a total of $1,956,076 net of offering costs in convertible notes that were converted into redeemable convertible preferred stock in 2004, a total of $7,615,319 net of offering costs from the sale of redeemable convertible preferred stock, a total of $375,000 from the sale of a convertible note, and $107,549 net of offering costs from the issuance of common stock. As a result of the closing of the merger with Xtrana, in 2005 we received an additional $2,033,000 in cash. In addition, we have a working capital deficit of $943,742.

Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets. As a result of these and other factors, our independent registered public accountants, Rowbotham and Company LLP, indicated, in their report on our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern.

At December 31, 2008, we had the following capital resources available:

Loans from Bridge Bank - On September 3, 2008, the Company entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank, National Association (“Bridge Bank”). The Company used the proceeds from the loan for general corporate purposes and to retire certain of its other outstanding debt obligations including the BFI Business Finance line of credit. Under the Bridge Bank Loan Agreements, the Company may receive a maximum of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility, subject to certain limitations.)  The loan has a term of twelve months, starting September 3, 2008.  The loan will have a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding.  The Prime Rate floats and has a floor of 4.75%. The Company paid Bridge Bank $12,600 and $50,000 to BroadOak for a total of $62,600 in loan fees. Interest expense for the years ended December 31, 2008 and 2007 was $34,197 and $0, respectively. The loan is secured by a first position lien against all corporate assets. At December 31, 2008, the amount of unused line of credit was $154,653.

Loan from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  the Company entered into a loan agreement (“Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, “Montage/Agility”). Under the Loan Agreement, the Company requested one advance of $1,500,000 from Montage/Agility which bears interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). The Company paid Montage/Agility $37,500 in loan fees. As of December 31, 2008, a total of $415,000 of the principal amount of the note had been repaid. Interest expense for the years ended December 31, 2008 and 2007 was $132,096 and $0, respectively, excluding debt discount. The loan is secured by a second position lien against all corporate assets.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”)(See Note 7, Common Stock). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. Interest expense accrued on the note for the year ended December 31, 2008 was $8,214. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider was a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 14.2% of common stock of the Company. Interest expense for the years ended December 31, 2008 and 2007 was $9,011 and $30,596, respectively, excluding debt discount. The Note is unsecured.

Cash provided by (used in) operating activities was $(653,653) and $594,912 for the years ending December 31, 2008 and December 31, 2007, respectively. During 2008, net profit, net of non-cash expenses provided cash of $1,274,728. This was offset by $1,928,381 increase in working capital other than cash. During 2007, the cash provided by operating activities was primarily due to a net profit of $310,292, net of adjusted non cash expenses, and a positive working capital of $284,620.  The non-cash expense items included depreciation and amortization expense of $601,181 and imputed cost of stock based compensation of $386,645 offset by a net loss of $661,737.

Cash used in investing activities was $364,760 and $508,596 for the years ending December 31, 2008 and December 31, 2007, respectively. Cash was used to purchase property and equipment needed to support our operations including costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Cash provided by (used in) financing activities was $1,499,432 and $(364,234) for the years ending December 31, 2008 and December 31, 2007, respectively. In the year ending December 31, 2008, $1,500,000 cash was received through new borrowing from Montage/Agility, net line of credit proceeds from Bridge Bank of $822,032 and proceeds of $142,500 from sale of stock. The borrowing was offset in part by payment of loan fees and repayment of borrowings from Montage/Agility, Alexandria Finance, and ETP/FBR Venture Capital II, LLC. In the year ending December 31, 2007, $232,162 was provided by increased borrowing under a line of credit from BFI Business Finance, $3,604 was provided from exercise of warrants, and $600,000 was used to pay down principal owing under the loan from Alexandria Finance.

The Bridge Bank line of credit allows us to borrow against only a fraction of our shipments to a maximum of $2.5 million.   Certain international shipments in particular are not eligible for inclusion in the borrowing base of the Bridge Bank facility.  As a result of these exclusions, the Bridge Bank loan balance has remained below the $2.5 million loan limit since inception in September 2008. Furthermore, the second significant source of working capital, the loan from Montage Capital LLC and Agility Capital LLC, decreases by a principal payment amount of $45,000 per month.   Should we fail to ship sufficient product for whatever reason in a timely fashion, or if international sales accelerate significantly, a shortfall in working capital could occur due to an inability to borrow sufficient funds from Bridge Bank.  We may require additional capital resources in order to conduct our operations and develop our products. We estimate that our capital resources will be sufficient to fund our current level of operations over the near term. However, additional funds may be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

The Bridge Bank line of credit terminates September 3, 2009. The balance of the loan from Montage/Agility outstanding on October 1, 2009 is due and payable on that day. Worldwide economic conditions and the overall lending environment have deteriorated significantly since these loans were first secured in 2008. We cannot guarantee that we will be able to extend, renew or replace these borrowings on favorable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Alpha Innotech Corp.

We have audited the accompanying consolidated balance sheets of Alpha Innotech Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations prior to 2008, was unable to generate positive cash flows from operations in 2008, and has both a working capital and a shareholders’ deficit at December 31, 2008, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham and Company LLP

San Francisco, California
March 24, 2009

ALPHA INNOTECH CORP.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$648,757	$167,738
Restricted cash	50,000	50,113
Accounts receivable, net	3,032,980	2,229,698
Inventory, net	1,464,566	1,006,085
Prepaid expenses and other current assets	154,891	218,780
Total current assets	5,351,194	3,672,414
Property and equipment, net	789,876	914,383
Loan costs, net	119,432	—
Other assets	90,232	90,232
Total assets	$6,350,734	$4,677,029
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$879,648	$1,785,909
Accrued liabilities	1,110,010	1,329,860
Current portion of debt	2,935,565	1,406,968
Deferred revenue	1,217,322	1,027,006
Other liabilities	152,391	265,526
Total current liabilities	6,294,936	5,815,269

Debt, net of current portion	152,275	307,938
Commitments and contingencies	—	—
Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,922,136 and 10,462,576 shares issued and outstanding at December 31, 2008 and 2007, respectively	109,222	104,626
Additional paid-in capital	18,770,191	17,492,662
Accumulated deficit	(18,967,822)	(19,035,398)
Treasury stock	(8,068)	(8,068)
Total shareholders’ deficit	(96,477)	(1,446,178)
Total liabilities and shareholders’ deficit	$6,350,734	$4,677,029

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenue	$17,608,494	$15,321,729
Cost of goods sold	7,991,743	6,885,032
Gross profit	9,616,751	8,436,697
Operating costs and expenses:
Sales and marketing	5,188,216	4,873,866
Research and development	1,343,752	1,322,758
General and administrative	2,594,534	2,594,936
Total operating costs and expenses	9,126,502	8,791,560
Income (loss) from operations	490,249	(354,863)
Other income (expense):
Interest expense	(511,616)	(299,549)
Sale of patent	100,000	—
Other income (expense), net	(11,057)	(7,325)
Total other income (expense)	(422,673)	(306,874)
Net income (loss)	$67,576	$(661,737)
Net income (loss) per share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)
Weighted average shares outstanding:
Basic	10,808,828	10,373,426
Diluted	11,067,217	10,373,426

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Consolidated Statements of Changes in Shareholders’ Deficit
For the Years Ended December 31, 2008 and 2007

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2007	9,891,393	$98,914	$17,108,125	4,746	$(8,068)	$(18,373,661)	$(1,174,690)
Issuance of restricted shares	530,000	5,300	(5,300)	—	—	—	—
Exercise of warrants	41,183	412	3,192	—	—	—	3,604
FAS 123 (R) Share-based compensation	—	—	386,645	—	—	—	386,645
Net loss	—	—	—	—	—	(661,737)	(661,737)
Balance at December 31, 2007	10,462,576	104,626	17,492,662	4,746	(8,068)	(19,035,398)	(1,446,178)
Issuance of common stock	250,000	2,500	210,000	—	—	—	212,500
Issuance of warrants	—	—	339,509	—	—	—	339,509
Issuance of stock options to vendors	—	—	8,989	—	—	—	8,989
FAS 123 (R) Share-based compensation	—	—	553,479	—	—	—	553,479
Issuance of restricted shares	209,560	2,096	165,552	—	—	—	167,648
Net income	—	—	—	—	—	67,576	67,576
Balance at December 31, 2008	10,922,136	$109,222	$18,770,191	4,746	$(8,068)	$(18,967,822)	$(96,477)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$67,576	$(661,737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	534,379	601,181
Allowance for sales returns and doubtful accounts	(80,855)	(12,320)
Allowance for excess and obsolete inventory	81	4,698
Provision for demo equipment	(45,000)	(8,175)
Amortization of loan fees	73,828	—
Amortization of debt issuance costs	162,251	—
Share-based compensation	553,480	386,645
Stock and warrants issued in lieu of payment	8,988	—
Change in operating assets and liabilities:
Accounts receivables	(722,427)	(27,968)
Inventory	(458,562)	(377,231)
Prepaid expenses and other current assets	63,890	(29,256)
Other assets	—	1,075
Accounts payable	(906,261)	177,623
Accrued liabilities	17,798	354,194
Deferred revenue	190,316	131,131
Other liabilities	(113,135)	55,052
Net cash provided by (used in) operating activities	(653,653)	594,912
Cash flows from investing activities:
Restricted cash	113	(50,113)
Purchase of property and equipment	(364,873)	(458,483)
Net cash used in investing activities	(364,760)	(508,596)
Cash flows from financing activities:
Lines of credit, net	822,032	232,162
Proceeds from debt obligation	1,500,000	—
Repayment of debt obligation	(815,000)	(600,000)
Payment of loan fees	(150,100)	—
Proceeds from exercise of warrants	—	3,604
Proceeds from sale of stock	142,500	—
Net cash provided by (used in) financing activities	1,499,432	(364,234)
Net increase (decrease) in cash and cash equivalents	481,019	(277,918)
Cash and cash equivalents at the beginning of the year	167,738	445,656
Cash and cash equivalents at the end of the year	$648,757	$167,738

Supplemental disclosures of cash flow information:
Interest paid during the year	$316,115	$299,549
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted shares at par value	$—	$5,300
Issuance of common stock warrants	$339,509	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA INNOTECH CORP.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

1.         Summary of Significant Accounting Practices

Nature of Operations - Alpha Innotech Corporation was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California. Xtrana, Inc. was incorporated in January 1987 in the state of Delaware. On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. We formed Alpha Innotech Hong Kong Limited, incorporated under the laws of in Hong Kong November 13, 2008. On December 12, 2008, 100% ownership of Alpha Innotech Hong Kong Limited was transferred to us from its incorporator and it is now our wholly-owned subsidiary. The assets, liabilities, equity and operations of this entity are not material.

Alpha Innotech Corp. and subsidiaries (the “Company”) develop and market both macro imaging and micro imaging systems. The macro imaging systems are used for image documentation, quantitative analysis, and image archiving. These systems are used with electrophoresis samples (gel, blots, autoradiographs, etc), microscopy applications, and general imaging from insects to culture plates. The micro imaging systems address the micro array, multiplex array and cell based markets. Researchers use the microimaging products to analyze slides or multi-well microplates printed with genomic, proteomic or cellular samples and in some cases, fixed cell cultures.

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has incurred losses from operations prior to 2008, was unable to generate positive cash from operations in 2008, and has both a working capital deficiency and a shareholder’s deficit. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s Plan – For the year ended December 31, 2008, the Company generated net income of $67,576 and raised cash through additional borrowing, ending the year with $648,757 in cash and cash equivalents. Management plans to continue to grow revenues, manage expenses, and extend, renew or replace the Bridge Bank line of credit prior to its termination date of September 3, 2009, and to extend, renew or replace the Montage/Agility loan prior to its maturity October 31, 2009.

Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The consolidated financial statements include the financial statements of Alpha Innotech Corp. and its wholly-owned subsidiaries. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Uses of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short maturities of these instruments. The carrying fair value debt approximate fair value, as interest is tied to or approximates market rate.

Foreign Currencies - The United States dollar is the reporting currency for the Company. The functional currency used by Alpha Innotech Hong Kong Limited is the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all short-term, interest-bearing deposits with original matures of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Restricted Cash – Represents the required amount to be on deposit with a bank for as long as certain credit cards issued to the Company are outstanding.

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

Income Taxes - Income taxes are accounted for using the asset and liability approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred taxes for which it does not consider realization of such assets to be more likely than not. At December 31, 2008 and 2007, a full valuation has been established for the deferred tax assets, as management believes that it is more likely than not that a tax benefit will not be realized.

Impairment of Long-lived Assets - The Company evaluates its long-lived assets for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future net undiscounted cash flows, which the assets are expected to generate. Should an impairment exist, the impairment would be measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset. There have been no such impairments of long-lived assets through December 31, 2008 and 2007.

Revenue Recognition - The Company’s revenue is derived from the sale of digital imaging systems, net of returns and allowances, and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collectability is probable. All products are sold with a one-year warranty agreement and the Company records an associated reserve for estimated warranty costs.

For products sold where software is deemed to be more than incidental, the Company follows Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. When a digital imaging system is sold, the multiple elements are software and maintenance and support. Revenue allocated to software is recognized when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Revenue allocated to maintenance and support is recognized as deferred revenue when a contract is executed, all delivery obligations have been met, the fee is fixed and determinable, and collection is probable. Deferred revenue for maintenance and support is recognized ratably over the maintenance term, typically for a period of one year, beginning when a digital imaging system is considered sold or an extended maintenance and support contract is signed.

Revenue is recorded net of estimated returns. The Company’s management makes estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in its customer demand and acceptance of its product when evaluating the adequacy of its allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of December 31, 2008 and 2007, the Company’s allowance for sales returns was $52,436 and $133,291, respectively and its allowance for doubtful accounts was $5,000 and $5,000, respectively.

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2008 and 2007 were $110,779 and $49,130, respectively.

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

Share-Based Employee Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123,  Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Share-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under generally accepted accounting principles to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

Income (Loss) Per Share - Basic net income (loss) per share to common shareholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net income (loss) per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net income (loss) per share computations as they have an antidilutive effect due to the Company’s net loss for the year ended December 31, 2007.

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net income (loss) per share attributable to holders of common stock as they had an antidilutive effect:

2007
Shares issuable upon exercise of warrants	336,934

Comprehensive Income (Loss) - For all periods presented, there were no differences between net income (loss) and comprehensive income (loss).

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

Material Customers - GE Healthcare provided 18.1% and 23.6% of the Company’s revenues in the years ended December 31, 2008 and 2007, respectively. Accounts receivable owing from GE Healthcare were 26.1% and 29.5% of all Company accounts receivable at December 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements - In January 2009, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Forms (EITF) 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” To achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The provisions of FSP EITF 99-20-1 will be applied for interim and annual reporting periods ending after December 15, 2008. The Company does not believe SFP EITF 99-20-1 will have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  The provisions of EITF 07-5 became effective for fiscal years beginning after December 15, 2008.  The Company does not believe EITF 07-5 will have a material impact on the Company’s consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$648,757	$—	$—	$648,757
Restricted cash	50,000	—	—	50,000
Total assets	$698,757	$—	$—	$698,757

3.         Balance Sheet Components

Accounts receivable, net consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accounts receivable	$3,090,416	$2,367,989
Less allowance for sales returns	(52,436)	(133,291)
Less allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$3,032,980	$2,229,698

Inventory, net consisted of the following at December 31, 2008 and 2007:

	2008	2007
Raw materials	$1,496,555	$896,935
Inventory in transit	14,623	155,681
Less allowance for excess and obsolete inventory	(46,612)	(46,531)
Inventory, net	$1,464,566	$1,006,085

Property and equipment, net consisted of the following at December 31, 2008 and 2007:

	2008	2007
Machinery and equipment	$564,191	$435,617
Furniture and fixtures	211,317	208,201
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	541,485	1,160,053
Computers	357,374	358,443
Software	105,890	103,796
Total property and equipment	3,287,757	3,773,610
Less accumulated depreciation and amortization	(2,497,881)	(2,859,227)
Property and equipment, net	$789,876	$914,383

In 2002, the Company entered into a capital lease agreement for production equipment. As of December 31, 2008, property and equipment includes $4,756 of equipment under capital lease and accumulated amortization of assets under capital lease was $4,756.

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $534,379 and $601,181, respectively.

Loan costs, net consisted of the following at December 31, 2008 and 2007:

	2008	2007
Loan costs	$193,260	$—
Less accumulated amortization	(73,828)	—
Loan costs, net	$119,432	$—

Amortization expense for the years ended December 31, 2008 and 2007 was $73,828 and $0, respectively, and is included in general and administrative expenses.

Accrued liabilities consisted of the following at December 31, 2008 and 2007:

	2008	2007
Payroll and related costs	$642,629	$455,641
Warranty	104,767	153,251
Audit and tax service fees	88,250	62,250
Finder’s fee	175,000	175,000
Consultant and Board member fees	4,080	1,792
Founder's bonus	—	398,162
Other	95,284	83,764
Total accrued liabilities	$1,110,010	$1,329,860

4.        Debt

Debt consisted of the following at December 31, 2008 and 2007:

	2008	2007
Bridge Bank Line of Credit	$2,029,000	$—
Agility Capital LLC and Montage Capital LLC, net of debt discount	906,565	—
ETP Venture Capital II LLC Convertible Note, net of debt discount	152,275	307,938
Alexandria Finance, LLC Term Loan	—	200,000
BFI Business Finance Line of Credit	—	1,206,968
Total debt	3,087,840	1,714,906
Less current portion	(2,935,565)	(1,406,968)
Debt, net of current portion	$152,275	$307,938

Loans from Bridge Bank - On September 3, 2008, the Company entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank, National Association (“Bridge Bank”). The Company used the proceeds from the loan for general corporate purposes and to retire certain of its other outstanding debt obligations including the BFI Business Finance line of credit. Under the Bridge Bank Loan Agreements, the Company may receive a maximum of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility, subject to certain limitations).  The loan has a term of twelve months, starting September 3, 2008.  The loan will have a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding.  The Prime Rate floats and has a floor of 4.75%. The Company paid Bridge Bank $12,600 and BroadOak $50,000 for a total of $62,600 in loan fees. Interest expense for the years ended December 31, 2008 and 2007 was $34,197 and $0, respectively. The loan is secured by a first position lien against all corporate assets. At December 31, 2008, the amount of unused line of credit was $154,653.

Loan from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  the Company entered into a loan agreement (“Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, “Montage/Agility”). Under the Loan Agreement, the Company requested one advance of $1,500,000 from Montage/Agility which bears interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). The Company paid Montage/Agility $37,500 in loan fees. As of December 31, 2008, a total of $415,000 of the principal amount of the note had been repaid. Interest expense for the years ended December 31, 2008 and 2007 was $132,096 and $0, respectively, excluding debt discount. The loan is secured by a second position lien against all corporate assets.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”) (See Note 7, Common Stock). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. Interest expense accrued on the note for the year ended December 31, 2008 was $8,214. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider was a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 14.2% of common stock of the Company. Interest expense for the years ended December 31, 2008 and 2007 was $9,011 and $30,596, respectively, excluding debt discount. The Note is unsecured.

Alexandria Finance, LLC Term Loan - In April 2005, the Company executed a term loan in the amount of $1,500,000 payable to Alexandria Finance, LLC. The loan was repaid in full and cancelled effective May 2008. Interest expense for the years ended December 31, 2008 and 2007 was $2,579 and $59,212, respectively.

 BFI Business Finance Line of Credit - In March 2004, the Company established a line of credit with BFI Business Finance. The line of credit was repaid in full and cancelled effective September 2008. Interest expense for the years ended December 31, 2008 and 2007 was $140,995 and $198,932, respectively.

 Maturities are as follows:

Year ending December 31:
2011	$152,275
ETP/FBR Venture Capital II, LLC Convertible Note	$152,275

5.	Commitments and Contingencies

The Company rents its office facilities under an operating lease, which expires on December 2011. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expenses. Rent expense for the years ended December 31, 2008 and 2007 was $587,280 and $575,135, respectively.

At December 31, 2008, total future minimum facility lease payments are as follows:

Year ending December 31:
2009	$595,536
2010	598,055
2011	550,572
Total minimum lease obligation	$1,744,163

Under the terms of the 2001 facility lease agreement, the Company is obligated to provide the lessor with a security deposit of $66,500, which is included in other assets.

6.	Income Taxes

No provision or benefit for income taxes has been recognized for the years ended December 31, 2008 and 2007. For 2008, the Company reduced the provision for income taxes by $253,814 as a result of prior year net operating loss carryforwards being realized. For 2007, the Company incurred a net operating loss for tax purposes and had no loss carryback potential.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carryforwards	$3,542,720	$3,677,511
Research and development credits	868,427	759,099
Reserves and accruals	1,208,156	1,281,102
Total	5,619,303	5,717,712
Less valuation allowance	(5,619,303)	(5,717,712)
Deferred taxes	$—	$—

The net change in the valuation allowance for the years ended December 31, 2008 and 2007 was $(98,409) and $234,931, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets, and, accordingly a full valuation allowance is required.

The difference between the expected provision for income taxes, based on the U.S. federal statutory tax rate of 34%, to the Company’s actual income tax provision, effective tax rate of 0%, relates to a full valuation allowance.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $9,167,000 and $7,301,000 respectively. The federal and state net operating loss carryforwards will expire in various periods through 2028.

At December 31, 2008, the Company had federal and state research and development tax credits of approximately $868,000. The federal research and development tax credits will expire in various periods through 2028 and the California state research and development tax credits can be carried forward indefinitely.

Utilization of net operating loss carryforwards may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Tax years that remain open for examination include 2005, 2006, 2007 and 2008.

7.	Common Stock

Warrants for Common Stock - During 2006, the Company issued warrants to ETP/FBR Venture Capital II LLC to purchase an aggregate of 125,000 shares of common stock with an exercise price of $1.20 per share as additional consideration for convertible notes payable in the amount of $375,000. The Company determined the allocated fair value of the warrants was $94,353 at the date of grant using the Black-Scholes pricing model and the following assumptions: estimated volatility of 87%, a contractual life of five years, a zero dividend rate, 4.99% risk free interest rate and the fair value of the common stock of $1.15 per share. The warrants were recorded as a discount to the convertible promissory notes in the amount of $94,353. The Company amortized $44,337 and $18,871 to interest expense for the years ended December 31, 2008 and 2007, respectively.

During May 2008, the Company issued warrants to Agility Capital LLC and Montage Capital LLC to purchase an aggregate of 281,250 shares of common stock with an exercise price of $0.80 per share as additional consideration for loans made pursuant to the Agility/Montage Loan Agreement. The Company determined the allocated fair value of the warrants was $215,800 at the date of grant using the Black-Scholes pricing model and the following assumptions: estimated volatility of 157%, a contractual life of six and one-half years, a zero dividend rate, 3.33% risk free interest rate, and the fair value of the common stock of $0.80.  In December 2008, the Company issued additional warrants to Agility and Montage in the aggregate amount of 101,719 shares with an exercise price of $0.80 per share. The Company determined the allocated fair value of the warrants was $80,549 at the date of grant using the Black-Scholes pricing model and the following assumptions: estimated volatility of 209%, a contractual life of six years, a zero dividend rate, 1.55% risk free interest rate, and the fair value of the common stock of $0.80.  This amount was recorded as a loan discount and is being amortized into interest expense over the life of the loan and amounted to $117,914 for the year ended December 31, 2008.

In connection with the placement of the loan facility with Agility/Montage, the Company issued warrants to BroadOak Partners LLC to purchase 56,250 shares of common stock with an exercise price of $0.80 per share. The Company determined the allocated fair value of the warrants was $43,160 at the date of grant using the Black-Scholes pricing model and the following assumptions: estimated volatility of 157%, a contractual life of six and one-half years, a zero dividend rate and 3.33% risk free interest rate.  This amount of $43,160 was recorded as loan fees along with $50,000 that the Company paid in cash to BroadOak for a total of $93,160 in loan fees.  William Snider, a director of the Company, is a managing partner of BroadOak.

The following table summarizes information concerning outstanding and exercisable common stock warrants as of December 31, 2008:

	Common Stock Warrants Outstanding at December 31, 2008			Common Stock Warrants Exercisable at December 31, 2008
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.0875	364,169	3.25	$0.0875	364,169	$0.0875
$ 0.8000	373,769	5.83	0.8000	373,769	$0.8000
$ 1.2000	125,000	7.55	$1.2000	125,000	$1.2000
$ 1.7500	102,861	3.27	$1.7500	102,861	$1.7500
$ 8.5900	22,500	1.34	$8.5900	22,500	$8.5900
$ 14.6900	5,000	1.17	$14.690	5,000	$14.690
	993,299			993,299

The above common stock warrants remained exercisable at December 31, 2007 and will expire at various dates between March 2009 and July 2016. As of December 31, 2008, the Company had 993,299 warrants outstanding and exercisable to purchase common stock with a weighted exercise price of $0.93 per share. The weighted average remaining life of these warrants at December 31, 2008 was 4.71 years.

Stock Option Plans - At December 31, 2008, the Company had five stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of December 31, 2008, a total of 152,366 shares of Alpha Innotech Corp.’s common stock were reserved for issuance for options already granted under two plans. No additional options will be granted from these two plans. Options granted under the two plans are generally exercisable for a period of ten years from the date of grant at an exercise price that is not less than the closing price of the common stock on the date of grant. Options granted under the Plans generally vest over a one- to five-year period from the date of the grant.

As of December 31, 2008, a total of 2,178,236 shares of Alpha Innotech Corporation’s common stock were reserved for issuance for options already granted under three plans. No additional options will be granted from two of the three plans. Pursuant to the terms of the Alpha Innotech Corp. 2006 Equity Incentive Plan (the “2006 Plan”), we may award common stock or issue options to purchase common stock to employees, directors and consultants. Options granted under the 2006 Plan may be incentive stock options or non-qualified stock options. Incentive stock options (“ISO”) may be granted only to our employees, officers and directors. Non-qualified stock options (“NSO”) may be granted to employees and consultants. Options are to be granted at an exercise price not less than fair market value for an ISO or 85% of fair value for an NSO. For individual holding more than 10% of the voting rights of all classes stock, the exercise price of an option will not be less than 110% of fair market value. Options granted under the three plans generally vest over a one- to five-year period from the date of the grant.

The combined activity for 2008 and 2007 under the above plans was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2007	1,052,339	880,821	$2.30	$2,028,639
Authorized under the evergreen provisions of the 2006 Plan	494,570	—	$—	—
Restricted shares issued	(530,000)	—	$—	—
Granted	(700,800)	700,800	$0.99	696,086
Cancelled	98,586	(98,586)	$1.03	(101,994)
Expired	86,693	(149,321)	$2.60	(387,894)
Balance at December 31, 2007	501,388	1,333,714	$1.68	2,234,837
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	—	—
Granted	(491,000)	491,000	$0.93	455,200
Cancelled	10,125	(10,125)	$0.86	(8,750)
Expired	2,504	(7,004)	$7.80	(54,616)
Balance at December 31, 2008	523,017	1,807,585	$1.45	$2,626,671

The following information summarizes stock options outstanding at December 31, 2008:

	Options Outstanding at December 31, 2008			Options Exercisable at December 31, 2008
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.80-0.90	512,334	8.5	$0.88	247,937	$0.87
$ 0.95-0.98	410,000	9.2	$0.99	62,500	$0.99
$ 1.12-1.35	353,060	8.2	$1.21	191,780	$1.24
$ 1.40-1.53	246,288	6.9	$1.52	208,788	$1.52
$ 1.66-16.87	285,903	3.6	$3.34	273,041	$3.48
	1,807,585			984,046

    The following table presents share-based compensation expense included in the Consolidated Statements of Operation related to employee and non-employee stock options and restricted shares as follows:

	Twelve Months Ended December 31,
	2008	2007
Cost of goods sold	$23,597	$2,441
Sales and marketing	160,016	122,363
Research and development	71,763	44,513
General and administrative	298,104	217,328
Total share-based compensation	$553,480	$386,645

As of December 31, 2008, $699,279 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through August 2012. The weighted average term of the unrecognized stock-based compensation is 2.73 years. As of December 31, 2008, $185,495 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the twelve months ended December 31, 2008 and 2007, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the twelve months ended December 31, 2008 and 2007.

The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2008	790,306	$1.10
Granted	491,000	$0.93
Vested	(447,642)	$1.06
Forfeited	(10,125)	$0.86
Non-vested stock outstanding at December 31, 2008	823,539	$1.03

Total fair value of non-vested shares is $847,149 and $873,003 for the years ended December 31, 2008 and 2007, respectively.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculation the fair values of the stock options granted in the twelve months ended December 31, 2008 and 2007.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option pricing model as prescribed in SFAS No. 123 using the following assumptions:

	2008	2007
Risk-free interest	3.83%- 4.16%	4.37% –5.09%
Expected life	6.25 Years	10 Years
Expected volatility	111%-168%	157% - 199%
Expected dividend	—	—

    Activity under the Company’s stock plans for the year ended December 31, 2008 and 2007 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	880,821	$2.30
Grants	700,800	$0.99
Forfeitures	(98,586)	$1.03
Expirations	149,321)	$2.60
Outstanding at December 31, 2007	1,333,714	$1.68
Grants	491,000	$0.93
Forfeitures	(10,125)	$0.86
Expirations	(7,004)	$7.80
Outstanding at December 31, 2008	1,807,585	$1.45	7.6	$—
Exercisable at December 31, 2008	984,046	$1.79	6.6	$—
Vested and expected to vest at December 31, 2008	1,807,585	$1.45	7.6	$—

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on December 31, 2008 was $0.70.

8.	Employee Benefits Plan

The Company offers the Alpha Innotech Corporation 401(k) Retirement Plan (“401(k) Plan”), a qualified voluntary contributory saving plan, available to substantially all the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2008 and 2007, the Company did not match its employee contribution. The Company’s cost of the 401(k) Plan for the years ended December 31, 2008 and 2007 was $0 and $0, respectively.

9.	Business Segment Information

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company’s only operating segment consist of sales of both Gel Imaging and Microimaging systems to customers.

Revenue by geographic areas for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
North America	$9,850,013	$8,128,413
Asia and Pacific Rim	3,602,649	2,696,736
Europe	3,986,038	4,450,748
Other	169,794	45,832
Total revenue	$17,608,494	$15,321,729

Long-lived assets by geographic areas as of December 31, 2008 and 2007 are as follows:

	2008	2007
United States	$999,540	$1,004,615
International	—	—
Total long-lived assets	$999,540	$1,004,615

10.	Quarterly Financial Data (Unaudited)

The following is quarterly data for the periods presented on the consolidated statement of operations.

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$3,668,143	$4,243,667	$4,870,150	$4,826,534
Cost of goods sold	1,556,793	1,857,435	2,369,521	2,207,994
Gross profit	2,111,350	2,386,232	2,500,629	2,618,540
Operating expenses:
Sales and marketing	1,184,721	1,312,771	1,305,807	1,384,917
Research and development expenses	375,275	272,802	348,602	347,073
General and administrative expenses	566,842	603,583	677,529	746,580
Total operating expenses	2,126,838	2,189,156	2,331,938	2,478,570
Income (loss) from operations	(15,488)	197,076	168,691	139,970
Other income (expense):
Interest expense	(83,290)	(174,796)	(137,870)	(115,660)
Sale of patent	100,000	—	—	—
Other income (expense), net	(3,279)	919	(8,962)	265
Total other income (expense)	13,431	(173,877)	(146,832)	(115,395)
Net income (loss)	$(2,057)	$23,199	$21,859	$24,575
Net income (loss) per share:
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	10,536,390	10,873,776	10,922,136	10,922,136
Diluted	10,536,390	11,281,197	11,237,224	11,233,185

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$3,546,936	$3,611,820	$3,680,160	$4,482,813
Cost of goods sold	1,575,317	1,619,770	1,690,139	1,999,806
Gross profit	1,971,619	1,992,050	1,990,021	2,483,007
Operating expenses:
Sales and marketing	1,054,569	1,162,826	1,299,011	1,357,460
Research and development expenses	303,494	343,996	298,820	376,448
General and administrative expenses	531,998	753,297	604,475	705,166
Total operating expenses	1,890,061	2,260,119	2,202,306	2,439,074
Income (loss) from operations	81,558	(268,069)	(212,285)	43,933
Other income (expense):
Interest expense	(82,452)	(66,693)	(71,811)	(78,593)
Other income (expense), net	229	(2,635)	(5,459)	540
Total other income (expense)	(82,223)	(69,328)	(77,270)	(78,053)
Net loss	$(665)	$(337,397)	$(289,555)	$(34,120)
Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.00)
Weighted average shares outstanding - basic and diluted	9,891,393	10,421,393	10,449,147	10,462,576

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008.

1.
Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure and this material weakness was a contributing factor to other material weaknesses.

2.	The Board of Directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

•	Board of Directors delegation of authority has not been formally documented.

•	Insufficient oversight of accounting principle implementation.

3.
Due to an insufficient number of personnel with an appropriate level of experience and knowledge of U.S. GAAP and SEC reporting requirements that are commensurate with our financial reporting requirements, there have been significant audit adjustments to the quarterly and annual financial statements as well as insufficient compliance with U.S GAAP and SEC reporting requirements.

    Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

Our CEO/CFO will prepare a formal documentation of delegation policy that will be reviewed and approved by the Board and distributed to all employees.

Future Audit Committee meetings will specifically include reviews over the implementation of accounting principles.

As a small company, we do not have the resources to have dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small companies, we will continue to work with our external auditors and attorneys as it relates to financial statement and disclosure review.

The foregoing initiatives will enable us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to tour internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

In Item 8A(T) of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, management reported material weaknesses in its internal control over financial reporting.

Specifically,

1.	The Board of Directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

•	The whistleblower program has not been adequately communicated to employees.

•	Insufficient oversight of external audit specifically related to executive sessions.

2.
Due to an insufficient number of personnel with an appropriate level of experience and knowledge of U.S GAAP and SEC reporting requirements that are commensurate with the Company’s financial reporting requirements there has been insufficient monitoring of new accounting principles.

3.
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to management’s review of journal entries; account analyses, reconciliations, and other records underlying recorded amounts; customer contracts; and critical spreadsheet controls.

4.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.  Specifically, journal entries or account analyses prepared by the Controller are not subject to review, and access to our accounting modules has not been adequately restricted.

Management’s remediation plan to address the material weaknesses described above was initiated in 2008 and included the following steps taken to strengthen internal control over financial reporting:

1.	We posted the whistleblower policy on our website and our audit committee now engages in executive sessions with our external auditors at least monthly.

2.	We appointed a new Chief Financial Officer who is responsible for completing quarterly and annual U.S. GAAP and SEC checklists and monitoring of new accounting principles.

3.
We increased management’s review of key financial documents and records and have formalized our review procedures and now maintain formal documentation to evidence the effective operation of our internal controls over financial reporting, specifically related to management’s review of journal entries; account analyses, reconciliations, and other records underlying recorded amounts, customer contracts, and critical spreadsheet controls.

4.
We made our information technology group the primary system administrator for our accounting system and restricted access to specific modules of the accounting system on a need-to-use and/or read-only basis.  We also formalized the process of journal entry and account analysis review including redistribution of roles and responsibilities; the Chief Financial Officer now reviews all journal entries and account analyses.

Other Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed above, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

[Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2009 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.]

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information, as of March 31, 2009, with respect to some of our executive officers who are not directors:

NAME	AGE	POSITION
Michael P. Henighan	56	Chief Financial Officer
Jeff Whitmore	39	Vice President, Global Sales
Siavash Ghazvini	39	Vice President, Marketing and Business Development

MICHAEL HENIGHAN has been our Chief Financial Officer since August 2008. Prior to joining Alpha Innotech as Corporate Controller in May of 2008, Mr. Henighan was Vice President and Corporate Controller at HemoSense, Inc., a publicly traded medical device company, from May 2005 to May 2008 and Corporate Controller at Cholestech Corp., a publicly traded medical device company, from July 1997 to May 2005. Prior to 1997,  he also held senior management positions with Solectron, Applied Biosystems, and Motorola. Mr. Henighan earned his BS in Accounting from California State University, Los Angeles.

JEFF WHITMORE has been our Vice President of Global Sales since 2006. Prior to joining us, Mr. Whitmore directed the European Life Sciences sales team for Molecular Devices while based in the United Kingdom from 2004 until 2006, and held sales positions with Molecular Devices in Southern California from 2002 until 2004, Bio-Rad Laboratories, Inc. from 2000 until 2002, Schrieber Foods Incorporated from 1998 until 200) and Cargill Incorporated from 1995 until 1998. Mr. Whitmore began his career as a microbiologist for Cargill in 1994. Mr. Whitmore holds a B.S. degree in microbiology from the University of Wisconsin.

SIAVASH GHAZVINI has been our Vice President of Marketing and Business Development since 2003. From 2002 to 2003, Mr. Ghazvini worked with Xagros Technologies, a seed stage, venture financed, molecular diagnostic biotechnology company engaged in research and development to commercialize consumable reagents, disposable test cassettes and instrumentation for early detection and identification of infectious agents. From 2000 to 2002 he was Vice-President, Strategic Corporate and Business Development for Combimatrix Corporation, a publicly traded biotechnology company engaged in development of rapidly customizable semiconductor based, software addressable biochips. From 1995 to 2000, Mr. Ghazvini founded and led Nucleotech Corporation, which developed, manufactured, and marketed an integrated line of advanced imaging systems and bioinformatics software for biology and medicine. Mr. Ghazvini holds a BS in Genetics from the University of California at Davis and attended graduate school in molecular biology at San Francisco State University.

Code of Ethics

    We previously adopted a Code of Ethical Conduct applicable to all directors, officers and employees, a copy of which is made available on our website at www.alphainnotech.com under the caption Investors and filed with the SEC as Exhibit 14.1to our Form 10-KSB/A filed April 28, 2004. We intend to disclose any amendments to or waiver from our Code of Ethical Conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendments or waiver with the SEC.

    We have incorporated by reference the information set forth under the captions “Election of Directors”, “Corporate Governance” and “Compliance with Section 16(a) of the Securities Exchange Act” of the Company’s Proxy Statement (the “Proxy Statement”) for the 2009 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    We have incorporated by reference the information set forth under the captions “Executive Compensation” and “Director Compensation” of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    We have incorporated by reference the information set forth under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    We have incorporated by reference the information set forth under the captions “Related Party Transactions” and “Corporate Governance” of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    We have incorporated by reference the information set forth under the captions “Report of the Audit Committee”, “Ratification of Independent Registered Public Accountants” and “Auditors Fees & Services” of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1[7]	1993 Stock Incentive Plan*

4.2[8]	2000 Stock Incentive Plan*

4.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.5[9]	2006 Equity Incentive Plan*

4.6[5]	Secured Promissory Note Issued to Alexandria Dated April 8, 2005

4.7[5]	Loan and Security Agreement with BFI dated March 9, 2004

4.8[10]	Form of Convertible Note Issued to ETP/FBR Venture Capital II, LLC

4.9[10]	Form of Warrant Issued to ETP/FBR Venture Capital II, LLC

4.10[9]	Form of 2006 Equity Incentive Plan Stock Option Agreement

4.11[11]	Form of 2006 Equity Incentive Plan Stock Award Agreement

10.1[1][0]	Form of Securities Purchase Agreement with ETP/FBR Venture Capital II, LLC

1	Incorporated by reference to our Form 8-K filed December 17, 2004
2	Incorporated by reference to our Form 8-K filed April 12, 2005.
3	Incorporated by reference to our Form 8-K filed July 11, 2005.
4	Incorporated by reference to our Form 8-K filed August 26, 2005.
5	Incorporated by reference to our Form 8-K filed October 7, 2005.
6	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
7	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
8	Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000 (File No. 001-14257).
9	Incorporated by reference to our Form S-8 filed October 19, 2006.
10	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ending June 30, 2006 filed August 14, 2006.
11	Incorporated by reference to Exhibit 4.11 to our Form 10-KSB filed March 31, 2008.

10.9[1][2]	First Modification to Loan and Security Agreement with BFI Business Finance dated as of October 26, 2007

10.10[13]	Secured Promissory Note to BFI Business Finance dated January 15, 2008

10.11[13]	Second Modification to Loan and Security Agreement with BFI Business Finance dated as of February 29, 2008

10.12[13]	Secured Promissory Note to BFI Business Finance dated as of February 29, 2008

10.13[14]	Employment Contract with Ronald H. Bissinger dated July 17, 2007*

10.14[13]	Common Stock Purchase Agreement with William Snider dated as of March 13, 2008

10.15[15]	Loan Agreement by and between Montage Capital LLC and Agility Capital LLC dated as of May 9, 2008

10.16[15]	Form of Warrant issued to Montage Capital LLC and Agility Capital LLC

10.17[16]	Employee offer letter to Michael P. Henighan*

10.18[17]	Business Financing Agreement with Bridge Bank, National Association dated as of September 3, 2009

10.19[17]	Borrower Agreement dated as of September 3, 2009

11.1[18]	Statement regarding computation of per share earnings

14.1[19]	Code of Ethical Conduct

21.1	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[20]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Management contract or compensatory plan
12	Incorporated by reference to our Form 10-QSB filed November 14, 2007.
13	Incorporated by reference to our Form 10-KSB filed March 31, 2008
14	Incorporated by reference to our Form 8-K filed July 20, 2007
15	Incorporated by reference to Exhibit 10.15 to our Form 8-K filed May 13, 2008
16	Incorporated by reference to our Form 8-K filed August 22, 2008
17	Incorporated by reference to Exhibit 10.17 to our Form 8-K filed September 5, 2009
18	Incorporated by reference to the discussion of “Income (Loss) Per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2008 and 2007 of this report.
19	Copy available on our website at www.alphainnotech.com.
20	Incorporated by reference to Power of Attorney located on page S-2 of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Innotech Corp.
Date: March 26, 2009	/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2009	/s/ Michael P. Henighan
Michael P. Henighan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald H. Bissinger and Michael P. Henighan, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald H. Bissinger	Chief Executive Officer	March 26, 2009
Ronald H. Bissinger	(Principal Executive Officer)

/s/ Michael P. Henighan	Chief Financial Officer	March 26, 2009
Michael P. Henighan	(Principal Financial and Accounting Officer)

/s/ William Snider	Chairman	March 26, 2009
William Snider

/s/ Haseeb Chaudhry	Vice Chairman	March 26, 2009
Haseeb Chaudhry

/s/ Michael D. Bick, Ph. D.	Director	March 26, 2009
Michael D. Bick, Ph. D.

/s/ James H. Chamberlain	Director	March 26, 2009
James H. Chamberlain

/s/ Gus Davis	Director	March 26, 2009
Gus Davis

/s/ Joseph Keegan, Ph. D.	Director	March 26, 2009
Joseph Keegan, Ph. D.

S-2

Number	Description
2.1[1]	Agreement and Plan of Merger dated as of December 14, 2004

2.2[2]	Amendment No. 1 to Agreement and Plan of Merger dated April 6, 2005

2.3[3]	Amendment No. 2 to Agreement and Plan of Merger dated July 6, 2005

2.4[4]	Amendment No. 3 to Agreement and Plan of Merger dated August 25, 2005

3.1[5]	Certificate of Incorporation

3.1.1[5]	Certificate of Amendment to Certificate of Incorporation

3.2[6]	Bylaws

4.1[7]	1993 Stock Incentive Plan*

4.2[8]	2000 Stock Incentive Plan*

4.3[5]	Amended and Restated 1999 Stock Option Plan of Alpha Innotech Corporation*

4.4[5]	2001 Milestone Stock Option Plan of Alpha Innotech Corporation*

4.5[9]	2006 Equity Incentive Plan*

4.6[5]	Secured Promissory Note Issued to Alexandria Dated April 8, 2005

4.7[5]	Loan and Security Agreement with BFI dated March 9, 2004

4.8[10]	Form of Convertible Note Issued to ETP/FBR Venture Capital II, LLC

4.9[10]	Form of Warrant Issued to ETP/FBR Venture Capital II, LLC

4.10[9]	Form of 2006 Equity Incentive Plan Stock Option Agreement

4.11[11]	Form of 2006 Equity Incentive Plan Stock Award Agreement

10.1[1][0]	Form of Securities Purchase Agreement with ETP/FBR Venture Capital II, LLC

1	Incorporated by reference to our Form 8-K filed December 17, 2004
2	Incorporated by reference to our Form 8-K filed April 12, 2005.
3	Incorporated by reference to our Form 8-K filed July 11, 2005.
4	Incorporated by reference to our Form 8-K filed August 26, 2005.
5	Incorporated by reference to our Form 8-K filed October 7, 2005.
6	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-20584).
7	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
8	Incorporated by reference to Registrant's Definitive Proxy Statement filed on June 23, 2000 (File No. 001-14257).
9	Incorporated by reference to our Form S-8 filed October 19, 2006.
10	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ending June 30, 2006 filed August 14, 2006.
11	Incorporated by reference to Exhibit 4.11 to our Form 10-KSB filed March 31, 2008.

10.9[1][2]	First Modification to Loan and Security Agreement with BFI Business Finance dated as of October 26, 2007

10.10[13]	Secured Promissory Note to BFI Business Finance dated January 15, 2008

10.11[13]	Second Modification to Loan and Security Agreement with BFI Business Finance dated as of February 29, 2008

10.12[13]	Secured Promissory Note to BFI Business Finance dated as of February 29, 2008

10.13[14]	Employment Contract with Ronald H. Bissinger dated July 17, 2007*

10.14[13]	Common Stock Purchase Agreement with William Snider dated as of March 13, 2008

10.15[15]	Loan Agreement by and between Montage Capital LLC and Agility Capital LLC dated as of May 9, 2008

10.16[15]	Form of Warrant issued to Montage Capital LLC and Agility Capital LLC

10.17[16]	Employee offer letter to Michael P. Henighan*

10.18[17]	Business Financing Agreement with Bridge Bank, National Association dated as of September 3, 2009

10.19[17]	Borrower Agreement dated as of September 3, 2009

11.1[18]	Statement regarding computation of per share earnings

14.1[19]	Code of Ethical Conduct

21.1	Subsidiaries of the small business issuer

23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham & Company

24.1[20]	Power of attorney

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

*	Management contract or compensatory plan
12	Incorporated by reference to our Form 10-QSB filed November 14, 2007.
13	Incorporated by reference to our Form 10-KSB filed March 31, 2008
14	Incorporated by reference to our Form 8-K filed July 20, 2007
15	Incorporated by reference to Exhibit 10.15 to our Form 8-K filed May 13, 2008
16	Incorporated by reference to our Form 8-K filed August 22, 2008
17	Incorporated by reference to Exhibit 10.17 to our Form 8-K filed September 5, 2009
18	Incorporated by reference to the discussion of “Income (Loss) Per Share” located in Note 1 of the consolidated financial statements for the years ended December 31, 2008 and 2007 of this report.
19	Copy available on our website at www.alphainnotech.com.
20	Incorporated by reference to Power of Attorney located on page S-2 of this report.