Form 10-Q
period 2009-03-31
ALPHA INNOTECH CORP
filed 2009-05-13
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14257

Alpha Innotech Corp.
(Exact name of Registrant as specified in its charter)

Delaware	58-1729436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Merced St., San Leandro, CA 94577	(510) 483-9620
(Address of principal executive offices) (ZipCode)	(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                      No ☐

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

As of May 13, 2009, there were 10,939,508 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Alpha Innotech Corp.
Quarter Ended March 31, 2009
Table of Contents

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ALPHA INNOTECH CORP.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$381,711	$648,757
Restricted cash	100,000	50,000
Accounts receivable, net	2,061,806	3,032,980
Inventory, net	1,763,682	1,464,566
Prepaid expenses and other current assets	155,419	154,891
Total current assets	4,462,618	5,351,194
Property and equipment, net	795,042	789,876
Loan costs, net	81,176	119,432
Other assets	104,828	90,232
Total assets	$5,443,664	$6,350,734
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,086,309	$879,648
Accrued liabilities	1,004,941	1,110,010
Current portion of debt	2,063,764	2,935,565
Deferred revenue	1,173,075	1,217,322
Other liabilities	127,327	152,391
Total current liabilities	5,455,416	6,294,936

Debt, net of current portion	154,474	152,275

Commitments and contingencies	—	—

Shareholders’ deficit:
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,939,508 and 10,922,136 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	109,395	109,222
Additional paid-in capital	18,919,232	18,770,191
Accumulated deficit	(19,186,785)	(18,967,822)
Treasury stock	(8,068)	(8,068)
Total shareholders’ deficit	(166,226)	(96,477)
Total liabilities and shareholders’ deficit	$5,443,664	$6,350,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$3,690,605	$3,668,143
Cost of goods sold	1,688,102	1,556,793
Gross profit	2,002,503	2,111,350
Operating costs and expenses:
Sales and marketing	1,184,468	1,184,721
Research and development	313,054	375,275
General and administrative	584,259	566,842
Total operating costs and expenses	2,081,781	2,126,838
Loss from operations	(79,278)	(15,488)
Other income (expense):
Interest expense	(131,474)	(83,290)
Sale of patents	—	100,000
Other income (expense), net	(8,211)	(3,279)
Total other income (expense)	(139,685)	13,431
Net loss	$(218,963)	$(2,057)
Net loss per share - basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding - basic and diluted	10,925,224	10,536,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities
Net loss	$(218,963)	$(2,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143,493	137,325
Allowance for sales returns and doubtful accounts	165	(38,261)
Demo Equipment previously acquired, depreciated, and then transferred to inventory and sold	10,399	—
Non-cash gain on disposal of property and equipment	(27,547)	—
Provision for inventory	54,177	(2,166)
Amortization of loan fees	38,256	—
Amortization of debt issuance cost	69,860	—
Share-based compensation	147,694	119,752
Change in operating assets and liabilities:
Accounts receivables	971,009	196,629
Inventory	(353,293)	(239,209)
Prepaid expenses and other current assets	(15,125)	74,747
Accounts payable	206,661	51,872
Accrued liabilities	(105,069)	(51,331)
Deferred revenue	(44,247)	(14,110)
Other liabilities	(25,064)	21,139
Net cash provided by operating activities	852,406	254,330

Cash flows from investing activities:
Restricted cash	(50,000)	113
Purchase of property and equipment	(131,510)	(76,587)
Net cash used in investing activities	(181,510)	(76,474)

Cash flows from financing activities:
Proceed from exercise of warrants	1,520	—
Lines of credit, net	(849,462)	(128,756)
Proceeds from exercise of options	—	142,500
Proceeds from debt obligations	—	500,000
Repayment of debt obligations	(90,000)	(645,281)
Net cash used in financing activities	(937,942)	(131,537)
Net increase (decrease) in cash and cash equivalents	(267,046)	46,319
Cash and cash equivalents at the beginning of the period	648,757	167,738
Cash and cash equivalents at the end of the period	$381,711	$214,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Operations - Alpha Innotech Corporation was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California. Xtrana, Inc. was incorporated in January 1987 in the state of Delaware. On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. Alpha Innotech Hong Kong Limited was incorporated under the laws of Hong Kong on November 13, 2008. On December 12, 2008, 100% of the ownership of Alpha Innotech Hong Kong Limited was transferred to Alpha Innotech Corp. from its incorporator and it is now a wholly-owned subsidiary of Alpha Innotech Corp. The assets, liabilities, equity and operations of Alpha Innotech Hong Kong Limited are not material.

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Alpha Innotech Corp. and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009.

Management’s Plan - The Company has incurred substantial losses. For the three month period ended March 31, 2009, the Company incurred a loss from operations in the amount of $79,278 and a net loss in the amount of $218,963, and has a working capital deficiency and a stockholders’ deficit as of March 31, 2009. On May 9, 2008, the Company received cash through new loans from Agility Capital, LLC and Montage Capital, LLC (collectively, “Montage/Agility”) in the aggregate amount of $1,500,000, and on September 3, 2008, the Company established a new line of credit from Bridge Bank, National Association (“Bridge Bank”) in the aggregate amount of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility.) Management plans to continue to grow revenues, manage expenses, and extend, renew or replace the Bridge Bank line of credit prior to its termination date of September 3, 2009, and to extend, renew or replace the Montage/Agility loan prior to its maturity date of October 31, 2009.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effects of March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Shares issuable upon exercise of stock options	—	—
Shares issuable upon exercise of warrants	300,114	324,338
Denominator for basic and diluted calculations	300,114	324,338

Recent Accounting Pronouncements - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 115-2/124-2 will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for period ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 157-4 will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial condition or results of operations.

We adopted SFAS No. 141(R) on January 1, 2009, the first day of our 2009 fiscal year. SFAS No. 141(R) significantly changed the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the beginning of our 2009 fiscal year. The adoption of SFAS No. 141(R) did not have a material impact on our financial statements.

We adopted SFAS No. 157 on January 1, 2008, the first day of our 2008 fiscal year. FSP FAS No. 157-2, “Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157” (“FSP FAS No. 157-2”), amended SFAS No. 157 by delaying its effective date, by one year, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption did not have a material impact on our financial statements.

We adopted SFAS No. 160 on January 1, 2009, the first day of our 2009 fiscal year. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on our financial statements.

We adopted SFAS No. 161 on January 1, 2009, the first day of our 2009 fiscal year. SFAS No. 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. The adoption of SFAS No. 161 did not have a material impact on our financial statements.

2.        Fair Value

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$381,711	$—	$—	$381,711
Restricted cash	100,000	—	—	100,000
Total assets	$481,711	$—	$—	$481,711

3.         Balance Sheet Components

Accounts receivable, net consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Accounts receivable	$2,119,407	$3,090,416
Less allowance for sales returns	(52,601)	(52,436)
Less allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$2,061,806	$3,032,980

Inventory, net consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Raw materials	$1,864,471	$1,496,555
Inventory in transit	—	14,623
Less allowance for excess and obsolete inventory	(100,789)	(46,612)
Inventory, net	$1,763,682	$1,464,566

Property and equipment, net consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Machinery and equipment	$592,175	$564,191
Furniture and fixtures	211,317	211,317
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	498,146	541,485
Computers	360,518	357,374
Software	105,890	105,890
Total property and equipment	3,275,546	3,287,757
Less accumulated depreciation and amortization	(2,480,504)	(2,497,881)
Property and equipment, net	$795,042	$789,876

Loan costs, net consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Loan costs	$193,260	$193,260
Less accumulated amortization	(112,084)	(73,828)
Loan costs, net	$81,176	$119,432

Accrued liabilities consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Payroll and related costs	$527,550	$642,629
Warranty	105,023	104,767
Audit and tax service fees	68,374	88,250
Finder’s fee	175,000	175,000
Consultant and board member fees	—	4,080
Other	128,994	95,284
Total accrued liabilities	$1,004,941	$1,110,010

4.	Debt

Debt consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Bridge Bank Line of Credit	$1,179,538	$2,029,000
Agility Capital LLC and Montage Capital LLC, net of debt discount	884,226	906,565
ETP Venture Capital II LLC Convertible Note, net of debt discount	154,474	152,275
Total debt	2,218,238	3,087,840
Less current portion	(2,063,764)	(2,935,565)
Debt, net of current portion	$154,474	$152,275

Loans from Bridge Bank - On September 3, 2008, the Company entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank, National Association (“Bridge Bank”). The Company used the proceeds from the loan for general corporate purposes and to retire certain of its other outstanding debt obligations. Under the Bridge Bank Loan Agreements, the Company may receive a maximum of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility, subject to certain limitations).  The loan has a term of twelve months, starting September 3, 2008.  The loan has a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding.  The Prime Rate floats and has a floor of 4.75%. The Company paid Bridge Bank $12,600 and BroadOak Partners, LLC $50,000 for a total of $62,600 in loan fees. Interest expense for the three months ended March 31, 2009 and 2008 was $24,509 and $0, respectively. The loan is secured by a first position lien against all corporate assets. At March 31, 2009, the amount of unused line of credit was $496,801.

Loan from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  the Company entered into a loan agreement (the “Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, “Montage/Agility”). Under the Loan Agreement, the Company requested one advance of $1,500,000 from Montage/Agility which bears interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). The Company paid Montage/Agility $37,500 in loan fees. As of March 31, 2009, a total of $505,000 of the principal amount of the advance had been repaid. Interest expense for the three months ended March 31, 2009 and, 2008 was $34,011 and $0, respectively, excluding debt discount. The loan is secured by a second position lien against all corporate assets.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider was a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.6% of common stock of the Company. Interest expense for the three months ended March 31, 2009 and 2008 was $1,534 and $2,979, respectively, excluding debt discount. The Note is unsecured.

5.	Share-based Compensation

The following table presents share-based compensation expense included in the Condensed Consolidated Statements of Operations related to employee and non-employee stock options and restricted shares as follows:

	Three Months Ended March 31,
	2009	2008
Cost of goods sold	$6,523	$4,058
Sales and marketing	40,359	38,456
Research and development	18,443	17,038
General and administrative	82,369	60,200
Total share-based compensation	$147,694	$119,752

As of March 31, 2009, $581,764 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through August 2012. The weighted average term of the unrecognized share-based compensation is 2.51 years.  As of March 31, 2009, $145,746 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the three months ended March 31, 2009 and 2008, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the three months ended March 31, 2009 and 2008.

The following table summarizes the Company’s non-vested stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2009	823,539	$1.03
Cancelled	(35,426)	$1.03
Vested	(126,299)	$1.04
Non-vested stock outstanding at March 31, 2009	661,814	$1.03

Total fair value of non-vested shares is $679,880 for the three months ended March 31, 2009.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate for calculation of fair values of the stock options granted. There were no options granted during the three months ended March 31, 2009.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option Pricing Model as prescribed in SFAS No. 123 using the following assumptions:

Three Months Ended March 31, 2008
Risk-free interest	3.88%
Expected life	10 Years
Expected volatility	167.54%
Expected dividend yield	—%

The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life. The expected life was determined based on the options vesting period and the exercise behavior of the Company’s employees. Expected volatility is based on historical volatility. The Company has not historically issued any dividends and does not expect to in the future.

Activity under the Company’s stock plans for the three months ended March 31, 2009 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,807,585	$1.45	7.9	$—
Expired	(34,550)	$1.03
Cancelled	(35,426)	$1.12
Outstanding at March 31, 2009	1,737,609	$1.47	7.3	$—
Exercisable at March 31, 2009	1,075,795	$1.74	6.6	$—
Vested and expected to vest at March 31, 2009	1,737,609	$1.47	7.3	$—

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on March 31, 2009 was $0.65.

6.	Stock option plans

At March 31, 2009, the Company had five stock option plans (the “Plans”) for the benefit of employees, officers, directors, and consultants of the Company.

As of March 31, 2009, a total of 1,092,993 shares of the Company's common stock were reserved for issuance under the Plans. Options granted under the Plans generally vest over a one-year to five-year period from the date of the grant.

The combined activity for 2009 and 2008 under the Plans was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2008	501,388	1,333,714	$1.68	$2,234,837
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	$—	$—
Granted	(131,000)	131,000	$0.80	$104,800
Balance at March 31, 2008	870,388	1,464,714	$1.60	$2,339,637
Granted	(360,000)	360,000	$—	$350,400
Cancelled	10,125	(10,125)	$0.86	$(8,750)
Expired	2,504	(7,004)	$7.80	$(54,616)
Balance at December 31, 2008	523,017	1,807,585	$1.45	$2,626,671
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	$—	$—
Cancelled	35,426	(35,426)	$1.03	$(36,542)
Expired	34,550	(34,550)	$1.09	$(37,723)
Balance at March 31, 2009	1,092,993	1,737,609	$1.47	$2,552,406

The following information summarizes stock options outstanding at March 31, 2009:

	Options Outstanding at March 31, 2009			Options Exercisable at March 31, 2009
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.80-0.90	470,167	8.2	$0.87	273,688	$0.86
$ 0.95-0.98	370,000	9.0	$0.98	95,000	$0.97
$ 1.12-1.35	366,394	8.1	$1.20	210,488	$1.22
$ 1.40-1.53	246,288	6.6	$1.52	221,288	$1.52
$ 1.66-16.87	284,760	3.3	$3.40	275,331	$3.46
	1,737,609			1,075,795

The weighted average remaining contractual life of outstanding options at March 31, 2009 was 7.3 years. At March 31, 2009, there were 1,075,795 options exercisable with a weighted average exercise price of $1.74.

As of March 31, 2009, the Company had 975,928 warrants to purchase common stock outstanding and exercisable for prices ranging from $0.08 to $14.69 with a weighted average exercise price of $0.95 per share.  The weighted average remaining contractual life of these warrants at March 31, 2009 was 4.5 years. These warrants have expiration dates ranging from December 2009 to July 2016.

7.            Cash flow information

	Three- Months Ended March 31,
	2009	2008
Supplemental disclosures:
Cash paid for interest	$48,861	$83,290
Supplemental schedule of noncash financing activities:
Issuance of common stock	$—	$70,000
Disposal of fully depreciated property and equipment	$119,064	$—

8.            Subsequent events

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions), which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements including the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

       Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of March 31, 2009, our allowance for sales returns was $52,601 and our allowance for doubtful accounts was $5,000.

Inventory - We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of March 31, 2009, our allowance for excess and obsolete inventory was $100,789.

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

Recent Accounting Pronouncements

        See the "Recent Accounting Pronouncements" in Note 1 to the Condensed Consolidated Financial Statements for information related to the adoption of new accounting standards in the first quarter of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect to have a material impact on our financial statements.

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues

Our revenues are primarily derived from sale of instruments, software, consumables, and service contracts. Revenues for the three months ended March 31, 2009 increased $22,462, or 1%, from $3,668,143 for the three months ended March 31, 2008, to $3,690,605 for the three months ended March 31, 2009. This growth in revenues is attributable to increased international revenues offset in part by decreased domestic revenues.  International revenues increased 31% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. International revenues represented 61% of our total revenues for the three months ended March 31, 2009, compared to 50% of our total revenues for the three months ended March 31, 2008. We believe the decline in domestic revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was due at least in part to postponement of purchases as academic researchers focused on preparing new funding requests under The American Recovery and Reinvestment Act of 2009 (Pub.L. 111-5) which was signed February 17, 2009. The sales to GE Healthcare accounted for 14% of revenues for the three months ended March 31, 2009 compared to 18% as a percentage of revenues for the three months ended March 31, 2008. Worldwide sales to GE Healthcare decreased in the three months ended March 31, 2009 as GE Healthcare worked to reduce inventory levels.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold for the three months ended March 31, 2009 increased $131,309, or 8%, to $1,688,102 from $1,556,793 for the three months ended March 31, 2008. Cost of goods sold rose faster than revenues due primarily to increased international revenue, which has lower margins than domestic revenues, and sales of new products having margins lower than the average margin in earlier periods.

Gross Profit

          Gross profit for the three months ended March 31, 2009 decreased $108,847, or 5%, to $2,002,503 from $2,111,350 for the three months ended March 31, 2008. The gross profit as a percentage of revenues decreased from 58% for the three months ended March 31, 2008 to 54% for the three months ended March 31, 2009, due to an increase in international revenues having lower margins than domestic revenues.

Sales and Marketing Expenses

          Sales and marketing expenses for the three months ended March 31, 2009 decreased $253 or less than 1%, to $1,184,468 from $1,184,721 for the three months ended March 31, 2008. Sales and marketing expenses as a percentage of revenues held steady at 32% for the three months ended March 31, 2008 and 2009. Increased spending for international sales, including international travel and wages, was offset by decreased spending for domestic sales, marketing and technical support.

Research and Development Expenses

           Research and development expenses for the three months ended March 31, 2009 decreased $62,221, or 17%, to $313,054 from $375,275 for the three months ended March 31, 2008. Research and development expenses as a percentage of revenues decreased from 10% for the three months ended March 31, 2008 to 8% for the three months ended March 31, 2009. The decrease in research and development spending resulted primarily from lower outside development cost.

General and Administrative Expenses

            General and administrative expenses for the three months ended March 31, 2009 increased $17,417, or 3%, to $584,259 from $566,842 for the three months ended March 31, 2008. The increase resulted primarily from increases in wages and related spending, offset in part by decreased outside consultant costs. The general and administrative expenses as a percentage of revenues increased from 15% for the three months ended March 31, 2008 to 16% for the three months ended March 31, 2009.

Other Income (Expense)

            Interest expense for the three months ended March 31, 2009 increased $48,184, or 58%, to $131,474 from $83,290 for the three months ended March 31, 2008. The increase resulted from higher outstanding loan balance of loan facilities and amortization of warrants to Montage/Agility. In the three months ended March 31, 2008 we received $100,000 from the sale of patents; we had no corresponding transaction in the three months ended March 31, 2009.

Liquidity and Capital Resources

We had $381,711 in cash and cash equivalents, and $100,000 in restricted cash as of March 31, 2009, or a total of $217,046 less than the $648,757 in cash and cash equivalents, and $50,000 in restricted cash as of December 31, 2008. The decrease in cash and cash equivalents resulted primarily from the net decrease of the loan facility from Bridge Bank, purchases of fixed assets, and the increase in restricted cash, offset in part by net cash provided by operations. We are investing our cash and cash equivalents in money market funds and various deposit accounts. We have limited capital resources and operations to date have been funded primarily with the proceeds from private equity and debt financings. In addition, we have a working capital deficit of $992,798.

Our ability to generate significant revenues and achieve profitability will be dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets. As a result of these and other factors, our independent registered public accountants, Rowbotham and Company LLP, indicated, in their report on our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern.

At March 31, 2009, we had the following capital resources available:

Loans from Bridge Bank - On September 3, 2008, we entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank, National Association (“Bridge Bank”). We used the proceeds from the loan for general corporate purposes and to retire certain of our other outstanding debt obligations. Under the Bridge Bank Loan Agreements, we may receive a maximum of $2,500,000 ($1,250,000 under the domestic accounts receivable facility and $1,250,000 under the foreign accounts receivable facility, subject to certain limitations.)  The loan has a term of twelve months, starting September 3, 2008.  The loan has a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding.  The Prime Rate floats and has a floor of 4.75%. We paid Bridge Bank $12,600 and $50,000 to BroadOak Partners, LLC for a total of $62,600 in loan fees. Interest expense for the three months ended March 31, 2009 and 2008 was $24,509 and $0, respectively. The loan is secured by a first position lien against all corporate assets. At March 31, 2009, the amount of unused line of credit was $496,801.

Loan from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  we entered into a loan agreement (“Loan Agreement”)  with Montage Capital, LLC (“Montage”) and Agility Capital, LLC (“Agility”, and together with Montage, “Montage/Agility”). Under the Loan Agreement, we requested one advance of $1,500,000 from Montage/Agility which bears interest at a rate of 13% per year and is due on October 31, 2009 (the “Maturity Date”). We paid Montage/Agility $37,500 in loan fees. As of March 31, 2009, a total of $505,000 of the principal amount of the advance had been repaid. Interest expense for the three months ended March 31, 2009 and 2008 was $34,011 and $0, respectively, excluding debt discount. The loan is secured by a second position lien against all corporate assets.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and ETP/FBR Venture Capital II, LLC (the “Purchaser”), we completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of our common stock (the “Warrant”). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of our common stock at an initial conversion price of $1.60 per share of common stock. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider was a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.6% of our common stock. Interest expense for the three months ended March 31, 2009 and 2008 was $1,534 and $2,979, respectively, excluding debt discount. The Note is unsecured.

Net cash provided by operating activities was $852,406 and $254,330 for the three months ending March 31, 2009 and March 31, 2008, respectively.  During the three months ended March 31, 2009, the cash provided by operating activities was primarily due to $634,872 provided by the reduction of working capital other than cash and $217,534 provided by the net loss adjusted for non-cash items. During the three months ended March 31, 2008, the cash provided by operating activities was primarily due to a negative change in working capital of $39,737 offset by a net income of $214,593 net of adjusted non cash expenses.

Net cash used in investing activities was $181,510 and $76,474 for the three months ending March 31, 2009 and March 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, cash was used to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to our customers. In addition, an additional $50,000 of cash was set aside and restricted during the three months ended March 31, 2009.

Net cash used in financing activities was $937,942 and $131,537, for the three months ending March 31, 2009 and March 31, 2008, respectively. In the three months ending March 31, 2009, we paid down the Bridge Bank line of credit by $849,462 and repaid to Montage/Agility principal in the amount of $90,000; these repayments were offset in part by $1,520 proceeds from the exercise of warrants. In the three months ending March 31, 2008, two short term notes in favor of BFI Business Finance (“BFI”) were issued and repaid in the amount of $500,000, $150,000 was used to repay a term loan obligation to Alexandria Finance, LLC and $124,037 was used to repay a line of credit debt obligation to BFI. In the three months ended March 31, 2008, we sold common stock for a total of $212,500, received proceeds of $142,500 and cancelled $70,000 of accounts payable.

The Bridge Bank line of credit allows us to borrow against only a fraction of our shipments to a maximum of $2.5 million.   Certain international shipments in particular are not eligible for inclusion in the borrowing base of the Bridge Bank facility.  As a result of these exclusions, the Bridge Bank loan balance has remained below the $2.5 million loan limit since inception in September 2008. Furthermore, the second significant source of working capital, the loan from Montage Capital LLC and Agility Capital LLC, decreases by a principal payment amount of $45,000 per month.   Should we fail to ship sufficient product in a timely fashion for any reason, or if international sales accelerate significantly, a shortfall in working capital could occur due to an inability to borrow sufficient funds from Bridge Bank.  We may require additional capital resources in order to conduct our operations and develop our products. We estimate that our capital resources will be sufficient to fund our current level of operations over the near term. However, additional funds may be required to implement our business plan over the longer term. We may not be successful in raising such additional capital on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

The Bridge Bank line of credit terminates September 3, 2009. The balance of the loan from Montage/Agility outstanding on October 31, 2009 is due and payable on that day. Worldwide economic conditions and the overall lending environment have deteriorated significantly since these loans were first secured in 2008. We cannot guarantee that we will be able to extend, renew or replace these borrowings on favorable terms or at all.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not yet been fully remediated. In light of these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, in an effort to improve our system of internal control over financial reporting through the following actions:

•	Our Chief Executive Officer/Chief Financial Officer will prepare a formal documentation of delegation policy that will be reviewed and approved by the Board and distributed to all employees.

•	Future Audit Committee meetings will specifically include reviews over the implementation of accounting principles.

As a small company, we do not have the resources to have dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small companies, we will continue to work with our external auditors and attorneys as it relates to financial statement and disclosure review.

The foregoing initiatives will enable us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

Other Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future result. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2009, the Company issued 17,372 shares of common stock to Biotechnology Development Fund II LP for an aggregate amount of $1,520 pursuant to the terms of warrants granted in 2004. The shares were issued to a single accredited purchaser pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.  The Company will use the funds for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certificate of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Innotech Corp.
Date: May 13, 2009	/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2009	/s/ Michael Henighan
Michael Henighan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

S-1