Form 10-Q
period 2009-06-30
ALPHA INNOTECH CORP
filed 2009-08-13
CIK 830736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (Check One):

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

As of August 13, 2009, there were 10,939,508 shares of the issuer’s Common Stock, $.01 par value per share, outstanding.

Alpha Innotech Corp.
Quarter Ended June 30, 2009

FORWARD-LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. These forward-looking statements include but are not limited to the Company’s plans for sales growth, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, worldwide economic trends and our ability to grow revenues from customers other than GE Healthcare. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA INNOTECH CORP.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$265,595	$648,757
Restricted cash	50,000	50,000
Accounts receivable, net	2,569,187	3,032,980
Inventory, net	2,275,208	1,464,566
Prepaid expenses and other current assets	93,013	154,891
Total current assets	5,253,003	5,351,194
Property and equipment, net	714,703	789,876
Loan costs, net	47,748	119,432
Other assets	110,432	90,232
Total assets	$6,125,886	$6,350,734
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,635,217	$879,648
Accrued liabilities	849,862	1,110,010
Current portion of debt	2,233,569	2,935,565
Deferred revenue	1,114,543	1,217,322
Other liabilities	121,469	152,391
Total current liabilities	5,954,660	6,294,936
Debt, net of current portion	156,673	152,275
Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Common stock, $0.01 par value per share: 50,000,000 shares authorized, 10,939,508 and 10,922,136 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	109,395	109,222
Additional paid-in capital	19,115,796	18,770,191
Accumulated deficit	(19,202,570)	(18,967,822)
Treasury stock	(8,068)	(8,068)
Total shareholders’ equity (deficit)	14,553	(96,477)
Total liabilities and shareholders’ equity (deficit)	$6,125,886	$6,350,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$4,248,691	$4,243,667	$7,939,296	$7,911,810
Cost of goods sold	1,889,256	1,857,435	3,577,358	3,414,228
Gross profit	2,359,435	2,386,232	4,361,938	4,497,582
Operating costs and expenses:
Sales and marketing	1,231,732	1,312,771	2,416,200	2,497,492
Research and development	352,909	272,802	665,963	648,077
General and administrative	603,782	589,899	1,149,785	1,156,741
Total operating costs and expenses	2,188,423	2,175,472	4,231,948	4,302,310
Income from operations	171,012	210,760	129,990	195,272
Other income (expense):
Interest expense	(186,151)	(188,480)	(355,881)	(271,770)
Sale of patents	—	—	—	100,000
Other income (expense), net	(646)	919	(8,857)	(2,360)
Total other income (expense)	(186,797)	(187,561)	(364,738)	(174,130)
Net income (loss)	$(15,785)	$23,199	$(234,748)	$21,142
Net income (loss) per share - basic	$(0.00)	$0.00	$(0.02)	$0.00
Net income (loss) per share - diluted	$(0.00)	$0.00	$(0.02)	$0.00
Weighted average shares outstanding - basic	10,939,508	10,873,776	10,932,406	10,694,275
Weighted average shares outstanding - diluted	10,939,508	11,281,197	10,932,406	10,892,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flow from operating activities:
Net income (loss)	$(234,748)	$21,142
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	276,461	245,020
Allowance for sales returns and doubtful accounts	83	(37,099)
Provision for inventory	15,697	(4,236)
Demo equipment previously acquired, depreciated, then transferred to inventory and sold	23,657	—
Provision for demo equipment	(27,547)	(45,000)
Amortization of loan costs	79,184	13,684
Amortization of debt issuance cost	162,178	68,592
Share-based compensation	273,416	256,826
Stock and warrants issued in lieu of payment	—	8,988
Change in operating assets and liabilities:
Accounts receivables	463,710	(64,013)
Inventory	(826,339)	(126,090)
Prepaid expenses and other current assets	61,877	53,266
Other assets	(20,200)	—
Accounts payable	755,569	(333,353)
Accrued liabilities	(260,148)	(243,286)
Deferred revenue	(102,779)	65,700
Other liabilities	(30,922)	(18,532)
Net cash provided by (used in) operating activities	609,149	(138,391)

Cash flows from investing activities:
Restricted cash	—	113
Purchase of property and equipment	(197,397)	(169,609)
Net cash used in investing activities	(197,397)	(169,496)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,519	—
Proceeds from sale of stock	—	142,500
Lines of credit, net	(563,933)	(128,756)
Proceeds from debt obligations	—	1,500,000
Repayment of debt obligations	(225,000)	(544,335)
Payment of loan costs	(7,500)	(80,000)
Net cash provided by (used in) financing activities	(794,914)	889,409
Net increase (decrease) in cash and cash equivalents	(383,162)	581,522
Cash and cash equivalents at the beginning of the period	648,757	167,738
Cash and cash equivalents at the end of the period	$265,595	$749,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPHA INNOTECH CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Summary of Significant Accounting Policies

Nature of Operations - Alpha Innotech Corporation was incorporated and began operations in June 1992, in the state of California, with facilities in San Leandro, California. Xtrana, Inc. was incorporated in January 1987 in the state of Delaware. On October 3, 2005, Alpha Innotech Corporation was acquired by Xtrana, Inc. In the transactions, Alpha Innotech Corporation merged with a subsidiary of Xtrana, Inc. and became a wholly-owned subsidiary of Xtrana, Inc. Xtrana, Inc. changed its corporate name to Alpha Innotech Corp. and obtained a new trading symbol APNO.OB. Alpha Innotech Hong Kong Limited (“AIC HK”), a wholly owned subsidiary of Alpha Innotech Corp., was incorporated under the laws of Hong Kong on November 13, 2008. Beijing Novaestar Science and Technology Co., LTD. (“Novaestar”), a wholly owned subsidiary of AIC HK, was incorporated under the laws of the Peoples Republic of China on April 16, 2009. AIC Manufacturing PTE. LTD. (“AIC Singapore”), a wholly owned subsidiary of Alpha Innotech Corp., was incorporated under the laws of laws of Singapore on June 25, 2009. The assets, liabilities, equity and operations of AIC HK, Novaestar, and AIC Singapore were not material to Alpha Innotech Corp. in the three month and six month periods ended June 30, 2009.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 27, 2009.

Management’s Plan - The Company has incurred substantial losses. For the three month and six month periods ended June 30, 2009, the Company incurred net losses in the amounts of $15,785 and $234,748, respectively, and has a working capital deficiency as of June 30, 2009. On May 9, 2008, the Company received cash fom new loans by Agility Capital, LLC and Montage Capital, LLC (collectively, “Montage/Agility”) in the aggregate amount of $1,500,000, and on September 3, 2008, the Company established a new line of credit from Bridge Bank, National Association (“Bridge Bank”) in the aggregate amount of $2,500,000 ($1,250,000 under a domestic accounts receivable facility and $1,250,000 under a foreign accounts receivable facility.) While the Company generated $609,149 cash from operating activities in the six month period ending June 30, 2009, loan repayments made to Montage/Agility and Bridge Bank used $788,933 of cash and purchases of property and equipment used $197,397 of cash during that period. Overall, in the six month period ending June 30, 2009, the Company’s cash and cash equivalents fell by $383,162, from $648,757 to $265,595.

Management plans to continue to grow revenues, manage expenses, and extend, renew or replace the Bridge Bank line of credit prior to its termination date of September 3, 2009, and to extend, renew or replace the Montage/Agility loan prior to its maturity date of October 31, 2009.

Failure to generate sufficient revenues, renew or replace existing debt facilities, raise additional capital or reduce spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Reclassifications - Certain reclassifications were made to the prior period consolidated financial statements in order to conform the current consolidated financial statement presentation.

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

The following outstanding stock options, warrants, common stock subject to repurchase by the Company, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of June 30, 2009 and 2008:

	Three and Six Months Ended June 30,
	2009	2008
Shares issuable upon exercise of stock options	1,761,799	930,464
Shares issuable upon exercise of warrants	1,064,991	264,047
Denominator for basic and diluted calculations	2,826,790	1,194,511

Recent Accounting Pronouncements - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the provisions of FAS 165 on April 1, 2009. The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on August 13, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect that the adoption of SFAS 168 to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The Company adopted the provisions of FSP FAS 115-2/124-2 on April 1, 2009. The adoption of FSP FAS 115-2/124-2 did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The Company adopted the provisions of FSP FAS 157-4 on April 1, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. The Company adopted the provisions or FSP FAS 107-1 and APB 28-1 on April 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company's financial statements.

We also adopted the following accounting standards in the first quarter of 2009, none of which had a material effect on our consolidated financial condition or results of operations:

● SFAS 141(R), “Business Combinations”;

● SFAS 157, “Fair Value Measurements”, insofar as FSP SFAS 157-2 had delayed the implementation of SFAS 157 relating to nonfinancial assets and liabilities;

● SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51”; and

● SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”.

See Note 1 to our Condensed Consolidated Financial Statements, contained in our quarterly report on Form 10-Q for the quarter ended March 31, 2009, as filed with the SEC, for more information about these accounting standards.

2.     Fair Value

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$265,595	$—	$—	$265,595
Restricted cash	50,000	—	—	50,000
Total assets	$315,595	$—	$—	$315,595

3.    Balance Sheet Components

Accounts receivable, net consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Accounts receivable	$2,626,706	$3,090,416
Less allowance for sales returns	(52,519)	(52,436)
Less allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$2,569,187	$3,032,980

Inventory, net consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Raw materials	$2,041,897	$1,496,555
Inventory in transit	295,620	14,623
Less allowance for excess and obsolete inventory	(62,309)	(46,612)
Inventory, net	$2,275,208	$1,464,566

Property and equipment, net consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Machinery and equipment	$575,803	$564,191
Furniture and fixtures	154,924	211,317
Leasehold improvements	1,507,500	1,507,500
Loaner and demonstration units	522,211	541,485
Computers	183,365	357,374
Software	37,425	105,890
Total property and equipment	2,981,228	3,287,757
Less accumulated depreciation and amortization	(2,266,525)	(2,497,881)
Property and equipment, net	$714,703	$789,876

Loan costs, net consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Loan costs	$200,760	$193,260
Less accumulated amortization	(153,012)	(73,828)
Loan costs, net	$47,748	$119,432

Loan amortization for the six months ended June 30, 2009 and 2008 was $79,184 and $13,684, respectively. This amortization has been recorded as interest expense.

Accrued liabilities consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Payroll and related costs	$360,882	$642,629
Warranty	105,003	104,767
Audit and tax accrual	94,039	88,250
Finder’s fee	175,000	175,000
Other	114,938	99,364
Accrued liabilities	$849,862	$1,110,010

4.    Debt

Debt consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Bridge Bank line of credit	$1,465,067	$2,029,000
Agility Capital LLC and Montage Capital LLC, net of debt discount	768,502	906,565
ETP Venture Capital II LLC Convertible Note, net of debt discount	156,673	152,275
Total debt	2,390,242	3,087,840
Less current portion	(2,233,569)	(2,935,565)
Debt, net of current portion	$156,673	$152,275

Loan from Bridge Bank - On September 3, 2008, the Company entered into a Business Financing Agreement (the “Business Financing Agreement”) and a Borrower Agreement (the “Borrower Agreement”, and together with the Business Financing Agreement, the “Bridge Bank Loan Agreements”) with Bridge Bank. The Company used the proceeds from the loan for general corporate purposes and to retire certain of its other outstanding debt obligations. Under the Bridge Bank Loan Agreements, the Company may receive a maximum of $2,500,000 ($1,250,000 under a domestic accounts receivable facility and $1,250,000 under a foreign accounts receivable facility, subject to certain limitations). The loan has a term of twelve months, starting September 3, 2008. The loan has a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% (the “Prime Rate”) annualized on the average daily financed amount outstanding. The Prime Rate floats and has a floor of 4.75%. In September 2008, the Company paid Bridge Bank $12,600 and BroadOak Partners, LLC $50,000 for a total of $62,600 in loan costs. Interest expense for the six months ended June 30, 2009 and 2008 was $45,485 and $0, respectively. The loan is secured by a first position lien against all corporate assets. At June 30, 2009, the amount of unused line of credit was $201,988.

Loan from Agility Capital LLC and Montage Capital LLC - On May 9, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with Montage/Agility.  Under the Loan Agreement, the Company requested one advance of $1,500,000 from Montage/Agility which bears interest at a rate of 13% per year and is due on October 31, 2009. Between April 2008 and May 2009, the Company paid Montage/Agility $45,000 in loan costs. As of June 30, 2009, a total of $640,000 of the principal amount of the advance had been repaid. Interest expense for the six months ended June 30, 2009 and 2008 was $64,108 and $28,286, respectively, excluding debt discount. The loan is secured by a second position lien against all corporate assets.

ETP/FBR Venture Capital II, LLC Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and ETP/FBR Venture Capital II, LLC (the “Purchaser”), the Company completed a private placement offering of a subordinated Senior Convertible Note in the principal amount of $375,000 (the “Note”) and a warrant to purchase 125,000 shares of the Company’s common stock (the “Warrant”). The Note bears interest at a rate of 3% per year and is due on July 20, 2011. During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year. The Note is convertible into shares of common stock of the Company at an initial conversion price of $1.60 per share of common stock. As of June 30, 2009, $200,000 of the principal amount of the Note had been repaid. The Warrant is exercisable at the price of $1.20 per share. William Snider, a director of the Company, is a general partner of the Purchaser. William Snider was a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.6% of common stock of the Company. Interest expense for the six months ended June 30, 2009 and 2008 was $3,096 and $5,911, respectively, excluding debt discount. The Note is unsecured.

5.    Share-based compensation

The following table presents share-based compensation expense included in the Condensed Consolidated Statements of Operations related to employee and non-employee stock options and restricted shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$6,407	$4,156	$12,930	$8,213
Sales and marketing	40,242	38,598	80,601	77,055
Research and development	17,773	17,036	36,216	34,073
General and administrative	61,300	77,284	143,669	137,485
Total share-based compensation	$125,722	$137,074	$273,416	$256,826

As of June 30, 2009, $504,718 of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through August 2012. The weighted average term of the unrecognized share-based compensation is 2.26 years. As of June 30, 2009, $105,997 of total unrecognized share-based compensation expense related to non-vested restricted shares is expected to be recognized over the remaining life of the grant through February 14, 2010.

In the six months ended June 30, 2009, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge. The share-based compensation charge did not significantly impact basic and diluted net loss per share in the six months ended June 30, 2009 and 2008.

The following table summarizes the Company’s non-vested stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2009	823,539	$1.03
Granted	60,000	$0.40
Vested	(260,386)	$1.05
Cancelled	(50,239)	$1.03
Non-vested stock outstanding at June 30, 2009	572,914	$0.95

The total fair value of non-vested shares is $547,020 for the six months ended June 30, 2009.

The Company estimates the fair value of stock options using the Black-Scholes Option Pricing Model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate for the calculation of the fair values of the stock options granted in the six months ended June 30, 2009.

For these options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes Option Pricing Model as prescribed in SFAS No. 123 using the following assumptions:

	Six Months Ended June 30,
	2009	2008
Risk-free interest	3.51%	4.08%
Expected life	5.5 Years	10 Years
Expected volatility	256.68%	121.63%
Expected dividend yield	—%	—%

The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life. The expected life was determined based on the options vesting period and exercise behavior of the Company's employees. Expected volatility is based on historical volatility. The Company has not historically issued any dividends and does not expect to in the future.

Through December 31, 2007, the Company's historical information as it related to the expected life associated with its issued options showed no recurring pattern. This was the result of the Company's transition from a private company to a publicly traded company, employees’ historical exercise and post-vesting employment behavior, the volatility of the price of the underlying stock, and employees’ length of services. As such, the Company took a conservative approach through December 31, 2007 and estimated the expected life associated with its issued options to be 10 years, the contractual term. However, in 2008, taking the “simplified” method for “plain vanilla” options, other research on executive options, and the Company's own historical information as a public company into consideration, the Company changed its estimate for the expected life assumptions from 10 years to 6.25 years. The Company continues to review this information and adjust its expected life assumptions accordingly.

Activity under the Company’s stock plans for the six months ended June 30, 2009 is as follows:

	Shares	Weighted -Average Exercise Price per Share	Weighted-Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,807,585	$1.45
Grants	60,000	$0.40
Cancelled	(50,239)	$1.03
Expired	(55,547)	$3.65
Outstanding at June 30, 2009	1,761,799	$1.36	7.31	$42,300
Exercisable at June 30, 2009	1,188,886	$1.56	6.72	$10,985
Vested and expected to vest at June 30, 2009	1,761,799	$1.36	7.31	$42,300

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The Company’s closing stock price on June 30, 2009 was $0.90.

6.    Stock option plans

At June 30, 2009, the Company had five stock option plans (the “Plans”), including the Alpha Innotech Corp. 2006 Equity Incentive Plan (the "2006 Plan"), for the benefit of employees, officers, directors, and consultants of the Company.

As of June 30, 2009, a total of 1,051,140 shares of Alpha Innotech Corp.’s common stock were reserved for issuance under the Plans. Options granted under the Plans generally vest over a one-year to five-year period from the date of the grant.

The combined activity for 2009 and 2008 under the above plans was as follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Price
Balance at January 1, 2008	501,388	1,333,714	$1.68	$2,234,837
Authorized under the evergreen provision of the 2006 Plan	500,000	—	$—	—
Granted	(491,000)	491,000	$0.93	455,200
Cancelled	10,125	(10,125)	$0.86	(8,750)
Expired	2,504	(7,004)	$7.80	(54,616)
Balance at December 31, 2008	523,017	1,807,585	$1.45	2,626,671
Authorized under the evergreen provisions of the 2006 Plan	500,000	—	$—	—
Granted	(60,000)	60,000	$0.40	24,000
Cancelled	50,239	(50,239)	$1.03	(51,976)
Expired	37,884	(55,547)	$3.65	(201,889)
Balance at June 30, 2009	1,051,140	1,761,799	$1.36	$2,396,806

The following information summarizes stock options outstanding at June 30, 2009:

	Options Outstanding at June 30, 2009			Options Exercisable at June 30, 2009
Range of Exercise Prices	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (in yrs)	Weighted Average Exercise Price
$0.40 – 0.90	523,604	8.3	$0.82	294,625	8.1	$0.86
$0.95 – 0.98	370,000	8.8	$0.98	175,651	8.7	$0.97
$1.12 – 1.35	354,810	7.9	$1.20	225,725	7.8	$1.22
$1.40 – 1.53	246,288	6.4	$1.52	233,788	6.4	$1.52
$1.66 - 16.87	267,097	3.3	$3.03	259,097	3.2	$3.07
	1,761,799			1,188,886

The weighted average remaining contractual life of outstanding options at June 30, 2009 was 7.3 years. At June 30, 2009, there were 1,188,886 options exercisable with a weighted average exercise price of $1.36.

On May 7, 2009, the Company issued warrants to Agility Capital LLC and Montage Capital LLC to purchase an aggregate of 89,063 shares of common stock with an exercise price of $0.80 per share as additional consideration for loans made pursuant to the Montage/Agility Loan Agreement. The Company determined the allocated fair value of the warrants was $70,843 at the date of the grant using the Black-Scholes pricing model and the following assumptions: estimated volatility of 234%, a contractual life of five and one-half years, a zero dividend rate, 2.15% risk free interest rate, and the fair value of the common stock of $0.80 per share. This amount was recorded as a loan discount and is being amortized into the interest expense over the life of the loan and amounted to $23,614 for the period ended June 30, 2009.

As of June 30, 2009, the Company had 1,064,991warrants to purchase common stock outstanding and exercisable for prices ranging from $0.09 to $14.69 with a weighted average exercise price of $0.92 per share.  The weighted average remaining contractual life of these warrants at June 30, 2009 was 4.4 years. These warrants have expiration dates ranging from December 2009 to July 2016.

7.       Cash flow information

	Six Months Ended June 30,
	2009	2008
Supplemental disclosures:
Cash paid for interest	$111,423	$201,420
Supplemental schedule of noncash financing activities:
Issuance of common stock	$—	$237,648
Issuance of warrants	$70,843	$258,960
Disposal of fully depreciated property and equipment	$444,615	$48,419

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions), which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements and include the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Revenue is recorded net of estimated returns. Our management makes estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns and other allowances, such as allowance for bad debts, in any accounting period. As of June 30, 2009, our allowance for sales returns was $52,519 and our allowance for doubtful accounts was $5,000.

Inventory - We record inventories at the lower of cost or market value, with cost generally determined on a first-in, first-out basis. We perform periodic valuation assessments based on projected sales forecasts and analyzing upcoming changes in future configurations of our products and record inventory write-downs for excess and obsolete inventory. As of June 30, 2009, our allowance for excess and obsolete inventory was $62,309.

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

Recent Accounting Pronouncements

        See the "Recent Accounting Pronouncements" in Note 1 to the Condensed Consolidated Financial Statements for information related to the adoption of new accounting standards in the second quarter of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect to have a material impact on our financial statements.

Results of Operations

Revenues

Our revenues are primarily derived from sales of instruments, software, consumables, and service contracts. Total revenues were $4,248,691 and $4,243,667 for the three month period ended June 30, 2009 and 2008, respectively, representing an increase of $5,024 or less than 1%. On a geographic basis, sales of Alpha Innotech branded products increased in the United States, China, Germany and the United Kingdom, but were offset in part by declines in India, Canada and other parts of Europe. On a product basis, increased sales of FluorChem macroimaging systems, accessories and the red personal imager were offset in part by decreased sales of microimaging systems and Alpha Imager macroimaging systems. Overall increases in sales of Alpha Innotech branded products were offset by declines in sales to GE Healthcare under our OEM agreement. We believe sales to GE Healthcare fell as they prepared to terminate our OEM agreement.Total revenues were $7,939,296 and $7,911,810 for the six month period ended June 30, 2009 and 2008, respectively, representing an increase of $27,486 or less than 1%. On a geographic basis, sales of Alpha Innotech branded products increased in the United States, China, Germany, Japan/Korea and the United Kingdom, but were offset in part by declines in India and Canada. On a product basis, increased sales of FluorChem macroimaging systems, the red personal imager, Alpha Imager macroimaging systems, Alpha Spec spectrophotometers, and accessories was offset in part by decreased sales of microimaging products.

For the three month and six month periods ended June 30, 2009, revenues outside of the United States represented 37% and 42%, respectively, of our total revenues compared to 55% and 53% of our total revenues for the three month and six month periods ended June 30, 2008. The decreases resulted primarily from decreased sales to GE Healthcare in Sweden in the three and six month periods ending June 30, 2009, compounded by decreased international sales of Alpha Innotech branded products in the three months ended June 30, 2009.

Sales to GE Healthcare accounted for 5% of revenues for the three months ended June 30, 2009 compared to 18% of revenues for the three months ended June 30, 2008.  On July 14, 2009, we received a letter from GE Healthcare terminating our supply agreement with them effective May 2010. During the remainder of the term of the agreement we will continue shipping systems to GE Healthcare as customer demand requires. While we may continue to supply GE Healthcare with systems as well as support for their installed base, we assume future revenues from GE Healthcare will be minimal beginning in our third quarter of 2009. Excluding revenues from GE Healthcare, revenues in the three months ended June 30, 2009 increased 17% compared to revenues for the three months ended June 30, 2008.

Cost of Goods Sold

Cost of goods sold includes direct material, labor and manufacturing overhead. Cost of goods sold was $1,889,256 and $1,857,435 for the three month period ended June 30, 2009 and 2008, respectively, representing an increase of $31,821 or 2%. Cost of goods sold was $3,577,358 and $3,414,228 for the six month period ended June 30, 2009 and 2008, respectively, representing an increase of $163,130 or 5%. The increases in both the three and six month periods were due primarily to inventory adjustments associated with our allowance for excess and obsolete inventory and our increase in sales.

Gross Profit

Gross profit was $2,359,435 and $2,386,232 for the three month period ended June 30, 2009 and 2008, respectively, representing a decrease of $26,797 or 1%. The gross profit was $4,361,938 and $4,497,582 for the six month period ended June 30, 2009 and 2008, respectively, representing a decrease of $135,644 or 3%. The decline in gross profit during both the three and six month periods is attributable primarily to the increase in cost of goods sold related to inventory adjustments. The gross profit as a percentage of revenues remained at 56% for the three month period ended June 30, 2009 and 2008, respectively. The gross profit as a percentage of revenues decreased to 55% from 57% for the six month period ended June 30, 2009 and 2008.

Sales and Marketing Expenses

Sales and marketing expenses were $1,231,732 and $1,312,771 for the three month period ended June 30, 2009 and 2008, respectively, representing a decrease of $81,039 or 6%. Sales and marketing expenses were $2,416,200 and $2,497,492 for the six month period ended June 30, 2009 and 2008, respectively, representing a decrease of $81,292 or 3%. These decreases in sales and marketing expenses were primarily due to decreased international commissions. Sales and marketing expenses as a percentage of revenues decreased from 31% for the three month period ended June 30, 2008 to 29% for the three month period ended June 30, 2009. Sales and marketing expenses as a percentage of revenues decreased from 32% for the six month period ended June 30, 2008 to 30% for the six month period ended June 30, 2009. We anticipate sales and marketing expenses should increase as sales increase but to remain constant or decrease as a percentage of revenues.

Research and Development Expenses

Research and development expenses were $352,909 and $272,802 for the three month period ended June 30, 2009 and 2008, respectively, representing an increase of $80,107 or 29%. Research and development expenses were $665,963 and $648,077 for the six month periods ended June 30, 2009 and 2008, respectively, representing an increase of $17,886 or 3%. These increases resulted primarily from increased payments to outside developers, offset in part by a decrease in bonus accruals. Research and development expenses as a percentage of revenues increased from 6% for the three month period ended June 30, 2008 to 8% for the three month period ended June 30, 2009. Research and development expenses as a percentage of revenues remained at 8% for the six month period ended June 30, 2008 and 2009.

General and Administrative Expenses

General and administrative expenses were $603,782 and $589,899 for the three month period ended June 30, 2009 and 2008, respectively, representing an increase of $13,883 or 2%. General and administrative expenses were $1,149,785 and $1,156,741 for the six month period ended June 30, 2009 and 2008, respectively, representing a decrease of $6,596 or 1%. The general and administrative expenses as a percentage of revenues were unchanged from 14% for the three month period ended June 30, 2008 to 14% for the three month period ended June 30, 2009. The general and administrative expenses as a percentage of revenues decreased from 15% to 14% for the six month periods ended June 30, 2008 and June 30, 2009, respectively.

Other Income (Expense)

Interest expense was $186,151 and $188,480 for the three month period ended June 30, 2009 and 2008, respectively, representing a decrease of $2,329 or 1%. The decrease resulted from lower balances on the Montage/Agility loan. Interest expense was $355,881 and $271,770 for the six month period ended June 30, 2009 and 2008, respectively, representing an increase of $84,111 or 31%. The increase resulted from a higher loan balance under the line of credit in the first quarter of 2009 compared to 2008, interest on the Montage/Agility loan (initiated in May 2008), and amortization costs for Montage/Agility warrants.

Liquidity and Capital Resources

We had $265,595 in cash and cash equivalents and $50,000 in restricted cash as of June 30, 2009, or a total of $383,162 less than the $648,757 in cash and cash equivalents and $50,000 in restricted cash we had as of December 31, 2008. The decrease in cash and cash equivalents resulted primarily from the net decrease of the cash remaining from our loan facility from Bridge Bank and purchases of fixed assets, offset in part by net cash provided from operations. We are investing our cash and cash equivalents in money market funds and various deposit accounts. We have limited capital resources and our operations to date have been funded primarily with the proceeds from private equity and debt financings. In addition, we have a working capital deficit of $701,657.

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

At June 30, 2009, we had the following capital resources available:

Loans from Bridge Bank - On September 3, 2008, we entered into the Business Financing Agreement and the Borrower Agreement with Bridge Bank. We used the proceeds from the loan for general corporate purposes and to retire certain of our other outstanding debt obligations. Under the Bridge Bank Loan Agreements, we may receive a maximum of $2,500,000 ($1,250,000 under a domestic accounts receivable facility and $1,250,000 under a foreign accounts receivable facility, subject to certain limitations.) The loan has a term of twelve months, starting September 3, 2008. The loan has a finance charge equal to the prime rate listed in the Wall Street Journal plus 1.25% annualized on the average daily financed amount outstanding. The Prime Rate floats and has a floor of 4.75%. In September 2008, we paid Bridge Bank $12,600  and $50,000 to BroadOak Partners, LLC for a total of $62,600 in loan costs. Interest expense for the six months ended June 30, 2009 and 2008 was $45,485 and $0, respectively. The loan is secured by a first position lien against all corporate assets. At June 30, 2009, the amount of unused line of credit was $201,988.

Loan from Agility Capital LLC and Montage Capital LLC - On May 9, 2008,  we entered into the Loan Agreement with Montage/Agility. Under the Loan Agreement, we requested one advance of $1,500,000 from Montage/Agility which bears interest at a rate of 13% per year and is due on October 31, 2008.  Between April 2008 and May 2009, we paid Montage/Agility $45,000 in loan costs. As of June 30, 2009, a total of $640,000 of the principal amount of the advance had been repaid. Interest expense for the six months ended June 30, 2009 and 2008 was $64,108 and $28,286, respectively, excluding debt discount. The loan is secured by a second position lien against all corporate assets.

ETP/FBR Venture Capital II, L.L.C. Convertible Note - On July 21, 2006, pursuant to a Securities Purchase Agreement  between us and ETP/FBR Venture Capital II, LLC, we completed a private placement offering of subordinated Senior Convertible Note with the principal amount of $375,000 due in 2011. The Note bears interest at a rate of 3% per year and is due on July 20, 2011.  During the occurrence of an "Event of Default" under the Note, the Note will bear interest at a rate of 10% per year.  The Note is convertible into shares of our common stock at an initial conversion price of $1.60 per share of common stock.  As of June 30, 2009, $200,000 of the principal amount of the Note had been repaid.  The Warrant is exercisable at the price of $1.20 per share.  William Snider, a director of the Company, is a general partner of ETP/FBR Venture Capital II, LLC. William Snider was a general partner of ETP/FBR Venture Capital LLC, which currently owns approximately 13.6% of our common stock.  Interest expense for the six months ended June 30, 2009 and 2008 was $3,096 and $5,911, respectively, excluding debt discount. The Note is unsecured.

Net cash produced by operating activities was $609,149 for the six month period ending June 30, 2009 compared to $138,391 of cash used in the six month period ending June 30, 2008.  During the six months ended June 30, 2009, accounts payable, accrued liabilities, deferred revenue and other liabilities provided $361,720, and inventory, accounts receivable, and other assets used $320,952.  Net loss for the six months ended June 30, 2009 net of non-cash adjustments provided $568,381.  During the six month period ending June 30, 2008, accounts payable, accrued liabilities, deferred revenue and other liabilities used $529,471.  Also, inventory, accounts receivable and other assets used $136,837.  Net income net of non-cash adjustments provided $527,917.

Cash used in investing activities was $197,397 and $169,496 for the six month period ending June 30, 2009 and 2008, respectively, to purchase property and equipment needed to support our operations. These amounts include costs of demonstration systems used by our sales teams and which, in some cases, are ultimately sold to customers.

Net cash used in financing activities was $794,914 for the six month period ending June 30, 2009 and 2008. Net cash provided by financing activities was $889,409 for the six month period ending June 30, 2008. In the six month period ending June 30, 2009, we repaid $225,000 to Agility Capital LLC and Montage Capital LLC and reduced our outstanding line of credit with Bridge Bank by $563,933. In the six month period ending June 30, 2008, we borrowed a total of $1,500,000 from Agility Capital LLC and Montage Capital LLC, repaid $544,335 on outstanding loans, reduced our lines of credit by $128,756, received $142,500 from the sale of common stock, and paid $80,000 in loan costs.

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

The Bridge Bank line of credit terminates September 3, 2009. We are in negotiation with Bridge Bank to have the agreement extended as this is in effect a revolving line of credit. The balance of the loan from Montage/Agility outstanding on October 31, 2009 is due and payable on that day. We are in negotiation with Montage/Agility to extend the term of the loan into a future period. However, worldwide economic conditions and the overall lending environment have deteriorated significantly since these loans were first secured in 2008. We cannot guarantee that we will be able to extend, renew or replace these borrowings on favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of ourmanagement, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, have not yet been fully remediated. In light of these material weaknesses, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, in an effort to improve our system of internal control over financial reporting through the following actions:

● Our CEO/CFO will prepare a formal documentation of delegation policy that will be reviewed and approved by the Board and distributed to all employees.

● Future Audit Committee meetings will specifically include reviews over the implementation of accounting principles.

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

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no material pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, item 1A “Risk Factor” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. The risks discussed in our Annual Report on form 10-K could materially affect our business, financial condition and future result. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Termination of our OEM Agreement by GE Healthcare may significantly impact our financial results and make financing more difficult.

 On July 14, 2009, we received a letter from GE Healthcare terminating our supply agreement with them effective May 2010. During the remainder of the term of the agreement we will continue shipping systems to GE Healthcare as customer demand requires. While we may continue to supply GE Healthcare with systems as well as support for their installed base, we assume future revenues from GE Healthcare will be minimal beginning in our third quarter of 2009. If we are unable to recoup lost anticipated sales to GE Healthcare through increased sales to other customers our financial results will be significantly impacted. The loss of this customer could also make it more difficult to extend, renew or replace our existing sources of financing.

Our subsidiaries in Asia may not accomplish our intended goals and may take actions leading to increased financial and legal risk.

Alpha Innotech Hong Kong Limited (“AIC HK”), a wholly owned subsidiary of Alpha Innotech Corp., was incorporated under the laws of Hong Kong on November 13, 2008. Beijing Novaestar Science and Technology Co., LTD. (“Novaestar”), a wholly owned subsidiary of AIC HK, was incorporated under the laws of the Peoples Republic of China on April 16, 2009. AIC Manufacturing PTE. LTD. (“AIC Singapore”), a wholly owned subsidiary of Alpha Innotech Corp., was incorporated under the laws of laws of Singapore on June 25, 2009. Our intent in forming these subsidiaries is to establish rapid, low-cost new product development and manufacturing. We may be unable to realize any of these goals. To date, we have not developed or manufactured any products through these entities. Furthermore, we may not be able to exert sufficient control over these entities to prevent activities that may lead to liability under the Foreign Corrupt Practices Act and United States export control laws.

Widespread outbreaks of H1N1 influenza or other diseases could disrupt global trade and significantly impair our financial results.

For the three month and six month periods ended June 30, 2009, revenues outside of the United States represented 37% and 42%, respectively, of our total revenues. We also have a growing dependence on foreign suppliers, particularly in Asia, for components and systems. Widespread outbreaks of H1N1 influenza or other diseases in Asia or otherwise could disrupt normal transportation processes, close or slow passage of goods at the border, and temporarily close customer and supplier facilities. Such disruptions to our supply and distribution chains could significantly impact our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2009, the Company issued warrants to Agility Capital LLC and Montage Capital LLC to purchase an aggregate of 89,063 shares of common stock with an exercise price of $0.80 per share as additional consideration for loans made pursuant to the Montage/Agility Loan Agreement. The warrants were issued to two accredited purchasers pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders was held at the Company’s headquarters on June 18, 2009.
Results of the shareholder votes are summarized below.

Election of Directors:

Name	In Favor	Withheld
William Snider	7,203,675	193,156
Haseeb Chaudhry	7,203,631	198,200
Ronald H. Bissinger	7,198,397	198,434
Michael D. Bick, Ph.D.	7,110,262	286,569
Joseph D. Keegan, Ph.D.	7,196,673	200,158
Chris Van Ingen	7,196,754	200,077
Shahram Hejazi, Ph.D.	7,196,934	199,897

Appointment of Rowbotham & Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009:

In Favor	Opposed	Abstain	Broker Non-Vote
7,234,849	31,474	130,507	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009	Alpha Innotech Corp.

/s/ Ronald Bissinger
Ronald Bissinger
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009
/s/ Michael Henighan
Micheal Henighan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)